Form 10QSB
period 2007-09-30
Renegy Holdings, Inc.
filed 2007-11-14
CIK 1398931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from           to           .
Commission File No. 001-33712

RENEGY HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8987239 (IRS Employer Identification No.)
301 West Warner Road, Suite 132
Tempe, Arizona 85284-2961
(Address of principal executive offices)
(480) 556-5555
(Issuer’s telephone number)
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 9, 2007 there were outstanding 6,428,703 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

RENEGY HOLDINGS, INC.
FORM 10-QSB
September 30, 2007

Page
No.
PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Consolidated Statements of Operations for the three- and nine-months ended September 30, 2007 and 2006 (Unaudited)	2

Consolidated Balance Sheet at September 30, 2007 (Unaudited)	3

Consolidated Statements of Cash Flows for the nine-months ended September 30, 2007 and 2006 (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	20

Item 3. Controls and Procedures	57

PART II. OTHER INFORMATION	58

Item 1. Legal Proceedings	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	58

Item 4. Submission of Matters to a Vote of Security Holders	58

Item 5. Other Information	58

Item 6. Exhibits	59

Signatures	63
EX-3.1
EX-4.1
EX-10.6
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-10.44
EX-10.45
EX-10.46
EX-10.47
EX-10.48
EX-10.49
EX-10.50
EX-10.51
EX-10.52
EX-10.53
EX-10.54
EX-14.1
EX-21.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
See Introductory Note preceding Note 1 of Notes to Unaudited Consolidated Financial Statements for an explanation of financial information and historical financial statements presented within this Form 10-QSB.
ITEM 1. FINANCIAL STATEMENTS
CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three- and nine-months ended September 30, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$1,600	$1,368	$3,408	$5,304

Costs and expenses:
Cost of revenues	1,148	1,187	3,244	3,663
Selling, general and administrative	3,625	1,540	9,081	4,791
Loss on sale of assets	2	—	2	21

Total costs and expenses	4,775	2,727	12,327	8,475

Operating loss	(3,175)	(1,359)	(8,919)	(3,171)

Interest and other income	213	236	708	760
Interest and other expense	—	(11)	(9)	(108)

Loss from continuing operations	(2,962)	(1,134)	(8,220)	(2,519)

Discontinued operations:
Gain from disposal of discontinued operations	—	2,874	—	2,874
Loss from discontinued operations, net of taxes	(14)	(1,060)	(52)	(4,291)

Total gain (loss) from discontinued operations	(14)	1,814	(52)	(1,417)

Net income (loss)	$(2,976)	$680	$(8,272)	$(3,936)

Per common share:
Loss from continuing operations
Basic and diluted	$(0.16)	$(0.06)	$(0.45)	$(0.14)

Gain (loss) from discontinued operations
Basic and diluted	$(0.00)	$0.10	$(0.00)	$(0.08)

Net income (loss)
Basic and diluted	$(0.16)	$0.04	$(0.45)	$(0.22)

Weighted average shares
Basic and diluted	18,369	18,218	18,318	18,182

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
at September 30, 2007
(In thousands)
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$439
Short-term investments	12,897
Accounts receivable, net	815
Revenues in excess of billings	772
Inventory	153
Prepaid expenses and other assets	413

Total current assets	15,489

Property and equipment:
Equipment	1,724
Leasehold improvements	327
Less accumulated depreciation and amortization	(1,185)

Total property and equipment	866

Goodwill	4,257
Other intangible assets, net	1,109
Other assets	72

Total assets	$21,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$637
Accrued payroll and benefits	589
Deferred revenue	158
Accrued liabilities and other	1,053

Total current liabilities	2,437
Other long-term liabilities	13

Total liabilities	2,450
Stockholders’ equity:
Common stock	18
Additional paid-in capital	169,913
Retained deficit	(150,574)
Accumulated other comprehensive loss	(14)

Total stockholders’ equity	19,343

Total liabilities and stockholders’ equity	$21,793

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine-months ended September 30, 2007 and 2006 (In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from continuing operating activities:
Net loss	$(8,272)	$(3,936)
Discontinued operations, net of tax	(52)	(1,417)

Net loss from continuing operations	(8,220)	(2,519)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment	240	232
Accretion of investments discount	(33)	(21)
Amortization of intangible assets	130	130
Stock based compensation	1,916	205
Loss on sale of security investments	8	—
Gain (loss) on sale of assets	2	(27)
Changes in operating assets and liabilities:
Accounts receivable	196	(1)
Inventory	151	(7)
Prepaid expenses and other assets	(104)	66
Accounts payable	444	566
Deferred revenue	46	(135)
Accrued payroll and benefits	(47)	42
Accrued liabilities and other	165	(1,049)

Net cash used in continuing operating activities	(5,106)	(2,518)

Cash flows from continuing investing activities:
Purchases of investments	(11,893)	(9,905)
Maturities and sales of investments	16,995	12,570
Sale of property and equipment	1	28
Additions to property and equipment	(132)	(86)

Net cash provided by continuing investing activities	4,971	2,607

Cash flows from continuing financing activities:
Repayments of long-term debt	—	(8)
Payments on capital lease and other long-term obligations	(2)	(10)
Proceeds from exercise of stock options	2	21
Proceeds from issuance of common stock to employees through stock plans	27	25

Net cash provided by continuing financing activities	27	28

Net increase (decrease) in cash flows from continuing operations	(108)	117
Net increase (decrease) in cash flows from discontinued operations	(111)	942
Cash and cash equivalents at beginning of period	658	1,490

Cash and cash equivalents at end of period	$439	$2,549

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
for the nine-months ended September 30, 2007 and 2006
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from discontinued operations:
Net cash used in operating activities	$(111)	$(3,006)
Net cash provided by investing activities	—	6,837
Net cash used in financing activities	—	(2,889)

Net increase (decrease) in cash flows from discontinued operations	$(111)	$942

Additional disclosure of cash flow information:
Interest paid	$1	$104

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Introductory Note.
The registrant, Renegy Holdings, Inc. (“Renegy,” the “Company,” “we,” “our,” or “us”) was incorporated on May 1, 2007 as a wholly-owned subsidiary of Catalytica Energy Systems, Inc., a Delaware corporation (“Catalytica”), for purposes of completing the transaction contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”) dated as of May 8, 2007, as amended, by and among (i) Catalytica, (ii) the registrant, (iii) Snowflake Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the registrant (“Merger Sub’”), (iv) Renegy, LLC, an Arizona limited liability company (“Renegy LLC”), (v) Renegy Trucking, LLC, an Arizona limited liability company (“Renegy Trucking”), (vi) Snowflake White Mountain Power, LLC, an Arizona limited liability company (“Snowflake” and, together with Renegy LLC and Renegy Trucking, the “Snowflake entities”), (vii) Robert M. Worsley (“R. Worsley”), (viii) Christi M. Worsley (“C. Worsley”) and (ix) the Robert M. Worsley and Christi M. Worsley Revocable Trust (the “Worsley Trust” and, together with R. Worsley and C. Worsley, “Worsley”).
During the quarter ended September 30, 2007, the registrant had nominal assets and no material operating activities other than being a party of the Contribution and Merger Agreement and de minimis financing activity relating to fees for the registration of shares of its stock issuable under the Contribution and Merger Agreement.
At a special stockholders meeting held on September 27, 2007, Catalytica stockholders holding a majority of the Catalytica common stock outstanding approved adoption of the Contribution and Merger Agreement, and following the completion of the quarter, on October 1, 2007, the parties to the Contribution and Merger Agreement completed the transaction pursuant to the terms of the Contribution and Merger Agreement. In the transaction, Catalytica and the Snowflake entities combined their businesses through the merger of Merger Sub with and into Catalytica, with Catalytica surviving the merger, and the concurrent contribution to the registrant by the Worsley Trust, the beneficial owners of the Snowflake entities, of all of the outstanding equity interests of the Snowflake entities (the “Transaction”). As a result of the Transaction, Catalytica and the Snowflake entities now operate under the registrant as wholly-owned subsidiaries. In connection with the consummation of the Transaction, Catalytica terminated its registration under the Securities Exchange Act of 1934 with its filing of Form 15 on October 2, 2007.
Pursuant to the terms of the Contribution and Merger Agreement, each outstanding share of common stock of Catalytica was converted into the right to receive one-seventh (1/7th) of a share of Renegy common stock. Additionally, each outstanding option to purchase Catalytica common stock was assumed by Renegy and now represents an option to acquire shares of Renegy common stock, subject to the conversion ratio, on the terms and conditions set forth in the Contribution and Merger Agreement. Each outstanding Catalytica restricted stock unit award was accelerated immediately prior to the consummation of the Transaction and was treated in the same manner as other shares of Catalytica common stock which were outstanding immediately prior to consummation of the Transaction.
Further, pursuant to the terms of the Contribution and Merger Agreement, the Worsley Trust, a trust controlled by R. Worsley and C. Worsley, received 3,774,048 shares of the registrant’s common stock and warrants to purchase up to 2,473,023 shares of the registrant’s common stock in connection with the Transaction. The warrants have an exercise price of $16.38 per share, provide for vesting in three tranches conditioned upon the registrant’s achievement of certain renewable energy-related milestones, and expire at specified times no later than six years following the closing of the Transaction. Upon the closing of the transaction, the Catalytica stockholders held approximately 41.3% of the outstanding stock of the registrant and the Worsley Trust held approximately 58.7%, which would increase to approximately 70% if the warrants issued to the Worsley Trust are exercised in full.
The transactions contemplated by the Contribution and Merger Agreement are further described in the registrant’s proxy statement/prospectus in Amendment No. 2 to Form S-4, including Amendment No. 1 to the Contribution and Merger Agreement, filed by Renegy with the Securities and Exchange Commission (“SEC”) on August 31, 2007. A copy of Amendment No. 2 to the Contribution and Merger Agreement can be located in the exhibit to Renegy’s Form 8-K filed with the SEC on September 21, 2007.
The financial results set forth herein are for Catalytica for the three and nine month periods ended September 30, 2007, prior to the completion of the Transaction on October 1, 2007. The registrant will file the financial statements for the Snowflake entities and pro forma financial statements to give effect to the Transaction pursuant to Item 2.01 and Item 9.01 of Form 8-K within the time periods required by such Items of Form 8-K.
Note 1. Description of Business and Significant Accounting Policies
     Description of Business. Through the third fiscal quarter of 2007, Catalytica provided innovative products and services to meet the growing demand for clean energy production, with a focus on cost-effective emissions control solutions for the coal-fired power generation industry. Through its SCR-Tech subsidiary, Catalytica offered a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services included SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”).
     Until October 2006, Catalytica’s business activities also included the design, development, manufacture and servicing of advanced products based on its proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing emissions from natural gas-fired turbines and diesel engines used in power generation and transportation applications.
     During 2006, Catalytica completed various restructuring and cost-reduction activities designed to improve its operating cost structure, extend its cash reserves, and better position the company to achieve its commercial goals and growth targets. In line with this objective, Catalytica took actions to streamline its operations and maintain financial viability by divesting non-revenue generating businesses, assets, and technologies, including a reduction of its workforce and reallocation of resources with a focus on key products, services and markets yielding near-term commercial revenue streams and a greater potential return on investment for its stockholders. In support of these strategies, on September 29, 2006, Catalytica sold its catalytic combustion technology and associated gas turbine assets to Kawasaki Heavy Industries, Ltd. (“Kawasaki”), and subsequently sold, on October 25, 2006, its diesel fuel processing technology and associated assets to Eaton Corporation (“Eaton”).
     Prior to these sales, Catalytica had been conducting its business through the following two business segments:
1)	Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generation facilities to reduce NOx emissions — Catalytica’s SCR Catalyst and Management Services (“SCMS”) segment; and

2)	Designing, developing and manufacturing advanced products based on Catalytica’s proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications — Catalytica’s Catalyst-Based Technology Solutions (“CBTS”) segment.
     Included in Catalytica’s CBTS segment was its Xonon Cool Combustion® catalytic combustion technology for gas turbines. In 2005, Catalytica ceased development and commercialization activities associated with this technology, and on September 29, 2006, Catalytica completed the sale of the technology and associated assets to Kawasaki.
     Also included in Catalytica’s CBTS segment was its diesel fuel processing technology designed to facilitate a significant reduction in particulate matter and NOx emissions from mobile, stationary and off-road diesel engines by improving the performance of diesel particulate filters and NOx adsorber catalyst systems. On October 25, 2006 Catalytica completed the sale of the technology and associated assets to Eaton.
     In connection with the closing of the sales to Kawasaki and Eaton in September 2006 and October 2006, respectively, Catalytica ceased conducting business activities associated with emissions control solutions for gas turbines or diesel engines, and therefore ceased conducting business through its CBTS segment. As of the end of October 2006, Catalytica operated as one segment. The results of operations and cash flows related to catalytic combustion and diesel fuel technologies are presented as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods reported.

     As described in the Introductory Note above, on May 8, 2007, Catalytica entered into the Contribution and Merger Agreement to combine its business with businesses engaged in creating and operating renewable energy power projects and harvesting biomass fuel. Upon consummation of the Transaction on October 1, 2007, Catalytica stockholders received approximately 41.3% of the outstanding shares of Renegy. An affiliate of Robert M. Worsley, the founder and president of the Snowflake entities, received approximately 58.7% of Renegy and also acquired warrants, which if vested and exercised would result in an increase in ownership percentage to approximately 70% of Renegy’s outstanding common stock. The Snowflake entities currently are constructing a 24 megawatt biomass plant near Snowflake, Arizona, which is expected to begin operating in the first half of 2008. This biomass plant, which Renegy will own and operate, will supply power to Arizona Public Service and Salt River Project, the two largest utilities in the state of Arizona, pursuant to long-term power purchase agreements currently in place with those utilities.
     The combined company, Renegy, is focused on developing, owning and operating biomass to electricity power generation facilities to address a growing demand for green, renewable and economical power. Renegy seeks to rapidly grow its portfolio of renewable energy assets within a five-year period through the acquisition and operation of existing and idle biomass to electricity facilities, in addition to the development, construction and operation of new facilities.
     On November 7, 2007, Catalytica entered into and consummated a Stock Purchase Agreement for the sale of its SCR-Tech subsidiary for $9.6 million (subject to an agreed-upon working capital adjustment) to CoaLogix Inc., a wholly-owned subsidiary of Acorn Factor, Inc. Net proceeds from the sale, after legal and professional expenses incurred in connection with the sale, are expected to approximate $9.1 million. Any gain or loss resulting from the sale, in addition to results of operations of SCR-Tech for October through the date of sale, will be recorded in discontinued operations of Renegy during the fourth quarter of fiscal 2007.
     Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in Catalytica’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on March 23, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.
     Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Reclassifications. Certain reclassifications due to the accounting for discontinued operations have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. Certain other reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.
     Accounts Receivable. Accounts receivable consists of trade receivables from SCR Catalyst and Management Services and interest receivable related to Catalytica’s short-term investments. Trade receivables are recorded at the invoiced amount. The balance of trade accounts receivable was $732,000 as of September 30, 2007. Two customers accounted for 96% of Catalytica’s trade accounts receivable at September 30, 2007.
     Revenues in Excess of Billings. Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered. Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services. Revenues recognized in excess of amounts billed are recorded as revenues in excess of billings. The balance of revenues in excess of billings was $772,000 as of September 30, 2007.

     Allowance for Doubtful Accounts and Notes. Catalytica maintains an allowance for doubtful accounts and notes for estimated losses resulting from the inability of its funding parties or customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. If the financial condition of Catalytica’s funding parties or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The following table summarizes the activity for the allowance for doubtful amounts on all accounts and notes receivable for the nine months ended September 30, 2007 (in thousands):

	Notes	Accounts
	Receivable	Receivable	Total
Balance at December 31, 2006	$500	$—	$500
Change	—	—	—

Balance at September 30, 2007	$500	$—	$500

     The allowance for doubtful notes is described in detail in Note 5, “Transactions with Related Parties,” of Catalytica’s Form 10-KSB for the year ended December 31, 2006, which was filed with the SEC on March 23, 2007. No change occurred in the allowance for doubtful notes during the third quarter of 2007. During the third quarter, $118,000 allowance for doubtful accounts, which had been established during the first quarter of 2007, was recovered and recognized as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. This allowance was eliminated in the third quarter as the receivable for which it had been specifically reserved in the first quarter was collected in full during the third quarter.
     Inventory. Inventories generally include chemicals and spent, cleaned, or regenerated SCR modules held for sale to a customer. Inventories are stated at the lower of cost or market using the first-in, first-out method. At September 30, 2007, Catalytica’s consolidated inventory balance of $153,000 consisted entirely of raw materials inventories. At September 30, 2007, no cleaned or regenerated SCR modules were held in inventory for potential sale to customers.
     Goodwill and Other Intangible Assets. Catalytica accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchase prices of acquired businesses that were accounted for as purchases were allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Other intangible assets, all of which were determined to have finite useful lives, were recorded at fair value at the time of the acquisition and are carried at such value less accumulated amortization. Based on these estimated fair values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.
     Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
     As of September 30, 2007, all of Catalytica’s other intangible assets are attributable to the 2004 purchase of SCR-Tech. These intangible assets, including patents, trademarks, trade secrets and other purchased technology, are amortized on a straight-line basis over their useful lives, estimated at ten years.
     As of September 30, 2007, all of Catalytica’s goodwill is attributable to the 2004 purchase of SCR-Tech. Catalytica performed an annual goodwill and intangible assets impairment analysis as of December 31, 2006 using discounted expected future cash flows based on a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” to estimate fair value and the carrying value of SCR-Tech, including goodwill and intangible assets. Impairment is assessed based on the excess of the carrying amount over the fair value of those assets. This analysis resulted in the conclusion that goodwill and intangible assets were not impaired. No events or changes in circumstances occurred during the nine months ended September 30, 2007 which caused Catalytica to perform an impairment analysis during that period.

     There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2007. The changes in the carrying amount and accumulated amortization of other intangible assets from the year ended December 31, 2006 to the nine months ended September 30, 2007 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other Intangible Assets
Balance at December 31, 2006	$1,727	$(489)	$1,238
Amortization expense	—	(129)	(129)

Balance at September 30, 2007	$1,727	$(618)	$1,109

     Deferred Revenue. SCR catalyst regeneration and cleaning services contracts may provide for deposits or progress payments. Deposits or progress payments received are deferred until the services are performed, at which point deferred revenue is reduced and revenue is recognized. As described more fully in the “Revenue Recognition” section below, in situations where SCR regeneration and cleaning services have been completed, but the customer is not contractually committed to receive an invoice within the succeeding six months, revenue is deferred until the six month criterion is met. In addition, and as is described more fully in the “Revenue Recognition” section below, Catalytica maintains a revenue allowance equal to ten percent of revenue earned for each contract until receipt of successful final test results and issuance of a final report to the customer. Deferred deposits and progress payments, revenues earned but not billable for six months, and the revenue allowance are recorded as deferred revenue in the accompanying Consolidated Balance Sheet. As of September 30, 2007, deferred revenue was $158,000.
     Accrued Warranty Liability. In September 2006 Catalytica completed the sale of its Xonon gas turbine technology and related assets to Kawasaki. Per the terms of the purchase agreement between Catalytica and Kawasaki, Kawasaki assumed liability for any claims which might arise in connection with Xonon gas turbine modules previously sold by Catalytica. Accordingly, the previously existing accrued warranty liability of $50,000 related to Xonon modules was eliminated and included in the gain on sale of assets in the accompanying Consolidated Statements of Operations during the third quarter of 2006.
     Warranties provided for Catalytica’s SCR catalyst regeneration and cleaning services vary by contract, but typically provide limited performance guarantees. During the first quarter of 2007, Catalytica determined the likelihood of the existence of a warranty claim to be reasonably possible, but not probable, based on its historical experience of no warranty claims having been presented since Catalytica’s inception. Further, Catalytica determined it could not reasonably estimate a possible loss or range of loss with any degree of accuracy related to any potential warranty claims. In accordance with SFAS No. 5, “Accounting for Contingencies,” Catalytica determined there was no longer a basis for carrying an accrued warranty liability related to SCR catalyst regeneration and cleaning services and the previously existing $327,000 accrued warranty liability was eliminated, resulting in a reduction of cost of revenues in the accompanying Consolidated Statements of Operations during the first quarter of 2007. Should future actual product or service failure rates or other related costs differ from historical experience, establishment of an estimated warranty liability would be required.
     Revenue Cost Reserve. Until the discontinuance of Catalytica’s research and development activities in 2006, revenues from its funded research and development contracts were recorded as work was performed and billable hours were incurred, in accordance with each contract. Since these programs are subject to government audits, Catalytica maintains a revenue cost reserve for its government-funded programs in the event any of these funded costs, including overhead, are disallowed. Catalytica estimates this reserve by applying a percentage to the revenues recorded under contracts still subject to audit by those funding agencies, which typically lasts three to four years upon conclusion of the program. Expiration dates for contracts subject to audit range from December 2007 through January 2010.

     The following table summarizes the changes in revenue cost reserve from the year ended December 31, 2006 to the nine months ended September 30, 2007 (in thousands):

Balance as of December 31, 2006	$122
Adjustment to provision	(16)

Balance as of September 30, 2007	$106

     Revenue Recognition. As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements,” Catalytica recognizes revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
     Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module, subject to certain revenue recognition criteria which are described below. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of confirmation of compliance with contract requirements through testing by independent third parties. Testing generally occurs three times during a particular customer project. Once a successful test result is received on a production module from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As Catalytica utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, Catalytica would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. Catalytica maintains a revenue allowance equal to ten percent of revenue earned for each contract to provide for any deficient test results that may occur after its initial test. This revenue allowance is removed, and revenue recognized, upon receipt of successful final test results and issuance of a final report to the customer.
     A typical customer project may take 30 to 90 days to complete. Due to the nature of the demand for SCR regeneration and cleaning services, some of Catalytica’s contracts provide for extended payment terms. In a situation where regeneration or cleaning services have been completed, but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criterion is met. If the customer contract provides for a deposit or progress payments, revenue is recognized up to the amount received. No rights of return exist. The customer is generally responsible for the removal and subsequent re-installation of the catalyst. Catalytica’s revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements.”
     Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized. In the situation where revenue is deferred due to collectibility uncertainties, Catalytica does not defer costs due to the uncertainties related to payment for such services.
     From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.
     Revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility. Costs associated with shipping are recorded as a component of cost of revenues in the period the related shipping revenues are recorded.
     Catalytica recognizes revenue from its management and consulting services as work is performed. Costs associated with management and consulting services are expensed as incurred.

     Three customers accounted for 88% of Catalytica’s revenues for the nine months ended September 30, 2007. Four customers accounted for 89% of Catalytica’s revenues for the nine months ended September 30, 2006.
     SCR Catalyst and Management Services revenue is project-based, and as such, the timing of those revenues varies from period-to-period. Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.
     Stock Based Compensation. During the third quarter of fiscal 2007, Catalytica had two stock based compensation plans, consisting of a stock option plan and an employee stock purchase plan. The stock option plan provided for the granting of stock options and restricted stock units to employees, non-employees, and non-employee directors in exchange for services received. Effective with the consummation of the Transaction, the stock option plan was assumed by Renegy and no further awards will be granted thereunder. The employee stock purchase plan provided to employees the opportunity to purchase shares of Catalytica common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each six month subscription period. Effective July 1, 2007, Catalytica’s Board of Directors suspended the employee stock purchase plan in connection with the Contribution and Merger Agreement. Effective with the consummation of the Transaction, Catalytica’s Board of Directors terminated the employee stock purchase plan.
     Prior to January 1, 2006, Catalytica accounted for stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.”
     Effective January 1, 2006, Catalytica adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Catalytica’s stock is used as the basis for the volatility assumption. Catalytica has never paid cash dividends and thus assumed a 0.0% dividend yield. The fair value of restricted stock unit grants is based on the closing share price for Catalytica common stock as quoted on the NASDAQ Global Market on the date of grant. The fair value of employee stock plan purchases is estimated using a Black-Scholes option pricing model, similar to stock option valuations. The provisions of SFAS 123R also require estimates of expected forfeiture rate and recognition of expense for only those shares expected to vest. See Note 3 for additional information related to stock based compensation plans and stock based compensation.
     Income Taxes. Catalytica accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As a result Catalytica has recorded a full valuation allowance against its deferred tax assets.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. Catalytica adopted the provisions of FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the nine months ended September 30, 2007. Renegy does not believe it will incur any material adjustments related to unrecognized tax benefits for the remainder of 2007.
     It is Catalytica’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, Catalytica did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the nine months ended September 30, 2007.
     Catalytica files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Catalytica’s U.S. federal income tax returns for years 2003 through 2006 remain open to examination by the Internal Revenue Service. Catalytica’s state tax returns for years 2002 through 2006 remain open to examination by the state taxing authorities.
     Recent Accounting Standards. In September 2006, the FASB issued SFAS Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and to improve disclosures about those measures. SFAS 157 will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. Renegy is currently assessing the impact, if any; the adoption of SFAS 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 is effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Renegy is currently assessing the impact, if any; the adoption of SFAS 159 will have on its consolidated financial statements.
Note 2. Net Income (Loss) per Share (“EPS”)
     Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, "Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted EPS includes the effect of stock options and unvested restricted stock assumed to be exercised using the treasury stock method. As Catalytica’s potentially dilutive securities (stock options and restricted stock units) were anti-dilutive for the three and nine months ended September 30, 2007 and 2006, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share because Catalytica incurred a net loss from continuing operations for each of those periods. Total Catalytica options and restricted stock units outstanding as of September 30, 2007 and 2006 were approximately 2,217,000 and 2,634,000, respectively.
Note 3. Stock Based Compensation
Acceleration of stock option plan vesting
     As described in the Introductory Note to Notes to Unaudited Consolidated Financial Statements, Catalytica consummated the merger with the Snowflake entities, effective October 1, 2007. In connection with the Transaction, in May 2007 Catalytica’s Board of Directors authorized and approved, contingent on the closing of the Transaction, the acceleration of any unvested portion of all outstanding options and other equity awards under its 1995 Stock Plan as of immediately prior to the closing. Renegy assumed each outstanding option to purchase shares of Catalytica common stock and each such option was converted into an option to purchase that number of shares of Renegy common stock equal to the number of unexercised shares of Catalytica common stock subject to the original Catalytica option immediately prior to the effective time of the merger divided by seven, rounded down to the nearest whole share. All outstanding options assumed by Renegy otherwise continue to be subject to the same terms and conditions as in effect prior to the Transaction.

     During the third quarter of fiscal 2007, Catalytica recorded stock compensation expense related to vesting of stock options and restricted stock units as summarized in the following table (in thousands):

	Cost of Sales	SG&A	Total
Third quarter standard vesting	$11	$127	$138

Third quarter accelerated vesting	138	1,348	1,486

Total third quarter stock compensation	$149	$1,475	$1,624

     At September 30, 2007, all of Catalytica’s outstanding stock options were revalued using the Black-Scholes option pricing model with the following assumptions: stock price of $1.28 (the closing market price on September 28, 2007); volatility of 76.38%; dividend rate of 0.0%; risk-free interest rate of 4.14%; and weighted-average expected term of 2.33 years. The results of this revaluation did not identify any option grants for which additional stock compensation was required to be recognized, as those valuations were lower than their original valuations.
     In connection with the consummation of the Transaction, Renegy assumed all of Catalytica’s outstanding stock options as of September 30, 2007. No restricted stock units from the 1995 Stock Plan were assumed by Renegy, as they vested effective immediately prior to the closing of the Transaction, resulting in the issuance of shares of Renegy stock in accordance with the 7-for-1 conversion ratio. The remainder of this Note 3, Stock Based Compensation, relates to the stock based compensation plans and related activity for Catalytica for the three and nine months ended September 30, 2007.
Accounting Methodology
     Prior to January 1, 2006, Catalytica accounted for its stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.” The ESPP was considered non-compensatory under APB No. 25.
     Effective January 1, 2006, Catalytica adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method, which requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. Catalytica had no granted but not yet exercisable stock options outstanding at December 31, 2005; therefore, beginning in fiscal 2006 compensation cost recognized includes compensation cost for all stock options granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Catalytica amortizes the fair value of RSUs at the date of grant over their related vesting periods, however, pursuant to SFAS 123R, the amount amortized reflects an estimated forfeiture rate.
Stock based compensation plans
     At September 30, 2007, Catalytica had two stock based compensation plans, described more fully below.
     Stock option plan
     Catalytica had a stock option plan (the “Stock Option Plan”), which allowed for the granting of stock options and restricted stock units (“RSUs”) to employees, non-employees, and non-employee directors in exchange for services received. Employees were also eligible for option grants at their hire date and were eligible for annual bonus option grants based on achievement of objectives, subject to approval by the compensation committee of the Board of Directors (the “Compensation Committee”). Options were periodically granted to non-employees for consulting services rendered, subject to approval by the Compensation Committee or Board of Directors. Option grants to non-employee directors for their service on the board were determined and approved on an annual basis by the Compensation Committee. Option grant vesting periods ranged from immediate vesting to four years and have a contractual life ranging from five to ten years. Option grants are valued using a Black-Scholes option pricing model, and compensation expense is recognized over the requisite service period, which is typically equal to the vesting period. Compensation expense associated with share-based payments which are subject to graded vesting based on service conditions are recognized on a straight-line basis over the requisite service period for the entire award. RSU grants are valued based on the closing share price for Catalytica common stock as quoted on the NASDAQ Global Market on the date of grant, and compensation expense related to RSU grants is recognized over the requisite service period, which is typically equal to the vesting period. The issuance of shares pursuant to the Stock Option Plan was accomplished through the issuance of new shares.
     As of September 30, 2007, Catalytica had not granted any options with performance or market conditions.
     Effective with the consummation of the Transaction, the Stock Option Plan was assumed by Renegy and no further awards will be granted thereunder.
     Employee stock purchase plan
     Catalytica had an employee stock purchase plan (the “ESPP”), whereby eligible employees of Catalytica had the right to purchase shares of Catalytica common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each six month subscription period. The discount and look-back features of the ESPP cause it to be considered compensatory under SFAS 123R. ESPP purchases were valued using a Black-Scholes option pricing model, and compensation expense recognized ratably over the six month subscription period. The issuance of shares pursuant to the ESPP was accomplished through the issuance of new shares. Effective July 1, 2007, Catalytica’s Board of Directors suspended the ESPP in connection with the Contribution and Merger Agreement. In connection with the closing of the Transaction, Catalytica’s Board of Directors terminated the ESPP.
Stock based compensation
     Total compensation for share-based compensation arrangements recognized during the three months ended September 30, 2007 and 2006 was $1,624,000 and $66,000, respectively, and was $1,916,000 and $144,000 during the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was zero total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Stock Option Plan, due to the accelerated vesting of all unvested stock options and RSUs in connection with the Transaction.
     The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on the weighted-average assumptions in the table below. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Catalytica’s stock is used as the basis for the volatility assumption. Catalytica has never paid cash dividends and thus assumed a 0.0% dividend yield. Renegy does not currently intend to pay cash dividends.

	For the nine months ended
	September 30,	September 30,
	2007	2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	63.90%	67.00%
Risk-free interest rate	4.60%	4.72%
Expected life of options (in years)	4.00	4.19

     The following table summarizes stock option plan activity for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term (Years)	Value
Outstanding at December 31, 2006	2,234,563	$4.08
Granted	713,700	1.91
Exercised	(2,000)	1.15
Forfeited	—	—
Expired	(729,388)	6.01

Outstanding at September 30, 2007	2,216,875	$2.74	7.68	$79,781

Exercisable at September 30, 2007	2,216,875	$2.74	7.68	$79,781

     The weighted-average fair values of options granted during the nine months ended September 30, 2007 and 2006 were $1.00 and $0.72, respectively. The total intrinsic values of options exercised during the nine months ended September 30, 2007 and 2006 were $1,000 and $49,000, respectively.
     The following table summarizes the changes in non-vested shares (RSUs) for the nine months ended September 30, 2007:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested shares at December 31, 2006	34,375	$1.50
Granted	277,069	$1.80
Vested	(249,634)	$1.74
Forfeited	(61,810)	$1.84

Non-vested shares at September 30, 2007	—	$—

Note 4. Commitments and Contingencies.
     In connection with the sale of Catalytica’s gas turbine technology and associated assets to Kawasaki in September 2006, Catalytica agreed to indemnify Kawasaki, through September 2008, for any breaches of various representations and warranties made by Catalytica to Kawasaki in connection with the sale. These indemnities are generally limited to the purchase price of $2.1 million. In addition, Catalytica has agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007 and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008 to satisfy any indemnification claims from Kawasaki.
     In connection with the sale of its diesel fuel processing technology and associated assets to Eaton in October 2006, Catalytica agreed to indemnify Eaton, through October 2008, for any breaches of various representations and warranties made by Catalytica to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.

     In connection with the Contribution and Merger Agreement, Worsley has agreed to indemnify Catalytica and us and our respective affiliates, directors, officers and employees from and against any and all damages arising out of, resulting from or in any way related to a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by any of the Snowflake entities and/or Worsley in the Contribution and Merger Agreement. We and Catalytica have agreed to indemnify Worsley from and against any and all damages arising out of, resulting from or in any way related to (i) a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by Catalytica in the Contribution and Merger Agreement (ii) the construction cost guarantee of Worsley to CoBank up to $2 million. The respective obligations of the parties to indemnify for any breaches of their respective representations and warranties will survive until April 1, 2009, except for any indemnification claim resulting from fraud or intentional misrepresentation. No indemnification is required until the aggregate liability for a party exceeds $250,000, and the indemnity obligations of each party are subject to a $10 million cap, except in the case of fraud or intentional misrepresentation. The indemnification obligations of Worsley may be satisfied in cash or shares of our common stock based on a value of $12.25 per share, rounded up to the nearest whole share. Our obligation to indemnify Worsley may be satisfied by paying cash or shares of our common stock, “grossed up” to reflect Worsley’s anticipated 58.5% ownership of our outstanding common stock, which percentage was projected at the time of execution of the Contribution and Merger Agreement to exist at consummation of the Contribution and Merger Agreement using the treasury stock method. Specifically, we may pay cash to Worsley in an amount equal to (i) the quotient obtained by dividing (A) the amount of the damages for which indemnification is being made by (B) 0.415, less (ii) the amount of such damages (the “adjusted damages”) or issue to the Worsley Trust such number of our shares equal to the quotient obtained by diving (i) the adjusted damages by (ii) $12.25, rounded up to the nearest whole share.
     In connection with the sale of Catalytica’s SCR-Tech subsidiary to CoaLogix Inc. (“CoaLogix”) in November, 2007, Catalytica is subject to customary representations, warranties, covenants, and indemnification provisions whereby Catalytica agrees to indemnify CoaLogix for breaches of the representations, warranties, and covenants as set forth in the Stock Purchase Agreement. Indemnification obligations are generally subject to a deductible of $192,000 and a cap of $1,920,000, or $9,600,000 in connection with losses relating to the breach by Catalytica of certain specified indemnity items or to certain liabilities of Catalytica as set forth in the Stock Purchase Agreement. In addition, Renegy guarantees payment of any of Catalytica’s indemnification obligations under the Stock Purchase Agreement.
     Catalytica has not recorded any liabilities related to possible breaches of representations, warranties, covenants or agreements, as Catalytica believes the likelihood of claim for each to be remote.
Note 5. Comprehensive Income (Loss).
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(2,976)	$680	$(8,272)	$(3,936)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	(10)	34	6	44

Comprehensive income (loss)	$(2,986)	$714	$(8,266)	$(3,892)

     The components of accumulated other comprehensive loss at September 30, 2007 consist entirely of unrealized loss on available-for-sale securities.
Note 6. Segment Disclosures.
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within the company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Catalytica’s CODM is its Chief Executive Officer.
     As described more fully in Note 1, Catalytica sold its Xonon catalytic combustion technology and associated gas turbine assets and its diesel fuel processing technology and associated assets during fiscal 2006.
     Prior to these sales, Catalytica had been conducting its business through the following two business segments:
•	Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generating facilities to reduce NOx emissions — Catalytica’s SCR Catalyst and Management Services (“SCMS”) segment; and

•	Designing, developing and manufacturing advanced products based on Catalytica’s proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications — Catalytica’s Catalyst-Based Technology Solutions (“CBTS”) segment.
     In connection with the closing of the sales of the gas turbine and diesel fuel processing technologies and associated assets, Catalytica no longer conducts business activities associated with emissions control solutions for gas turbines or diesel engines, and therefore no longer conducts business through its CBTS segment. As the results of operations related to gas turbine and diesel fuel processing technology development are reported in discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, Catalytica’s loss from continuing operations reflects the operations of one segment. As such, no additional disclosures are presented related to by-segment presentation of revenues, operating income, depreciation and amortization, capital expenditures, or total assets.
Note 7. Sale of Gilbert Facility.
     On May 18, 2006, Catalytica entered into a Purchase and Sale Agreement (the “Sale Agreement”) to amend the terms of the Purchase and Sale Agreement dated April 18, 2006 to sell the approximately 43,000 square foot corporate headquarters and manufacturing facility and certain personal property located in Gilbert, Arizona. Under the terms of the Sale Agreement, Catalytica received gross proceeds of $4,840,000 (which included an additional payment of $40,000 in connection with the sale and $25,000 for the sale of certain personal property located at the facility) on the closing date of July 19, 2006. After payoff of the approximately $2,870,000 loan securing the building, payment of its share of various closing costs, related expenses and commissions, and base rent to lease space at the facility through October 2006, Catalytica received net proceeds from the sale of approximately $1,850,000. In accordance with SFAS No. 144, Catalytica ceased depreciating the building on April 18, 2006. The net book value of assets sold was $3,887,000. An approximately $660,000 gain on sale of assets was recorded in the Consolidated Statements of Operations in the third quarter of 2006. Subsequent to the sale, Catalytica completed the relocation of its corporate headquarters in October 2006 to a smaller office space in Tempe, Arizona, which is being leased for approximately $4,600 per month. In October 2007, Catalytica began leasing additional space and office furniture at the same location for an approximately additional $5,600 per month.
Note 8. Sale of Xonon Gas Turbine Technology.
     On June 30, 2006, Catalytica entered into an asset purchase agreement providing for the sale of its Xonon Cool Combustion® catalytic combustion technology and associated gas turbine assets, consisting primarily of inventory, to Kawasaki for $2,100,000. The sale closed on September 29, 2006. The net book value of assets sold net of liabilities assumed was approximately $66,000. The approximately $2,034,000 gain was recorded in gain on sale of assets in the Consolidated Statements of Operations in the third quarter of 2006.
Note 9. Sale of Diesel Fuel Processing Technology.
     On October 25, 2006 Catalytica entered into and closed an Asset Purchase Agreement (the “APA”) with Eaton providing for the sale of Catalytica’s diesel fuel processing assets and intellectual property (the “Diesel Technologies”). Under the terms of the APA, Catalytica also assigned to Eaton Catalytica’s lease of its facilities in Mountain View, California, and Eaton assumed the future rental payments and building restoration obligations associated with the lease.
     Under the terms of the APA, Catalytica received $2,400,000 in gross cash proceeds in exchange for the sale and conveyance of the assets, properties and rights of Catalytica relating to the Diesel Technologies and the licensing of other intellectual property owned by Catalytica and used in the Diesel Technologies (but not transferred to Eaton under the APA) to Eaton. The book value of assets sold, net of liabilities assumed in the transaction, was approximately $209,000. The approximately $2,191,000 gain from this transaction was recorded in gain from disposal of discontinued operations in the Consolidated Statements of Operations in the fourth quarter of 2006.
     In addition, Catalytica received a $700,000 expense reimbursement from Eaton for third quarter and October 2006 diesel fuel processing development efforts. This reimbursement was recorded as a reduction of loss from discontinued operations in the third and fourth quarters of 2006.
Note 10. Certain Renegy Merger Related Transactions.
     As described more fully in the Introductory Note and Note 1 above, on May 8, 2007, Catalytica entered into the Contribution and Merger Agreement to combine its business with businesses engaged in creating and operating renewable energy power projects and harvesting biomass fuel.
     At a special stockholders meeting on September 27, 2007, Catalytica stockholders holding a majority of the Catalytica common stock outstanding approved adoption of the Contribution and Merger Agreement. As a result, the Contribution and Merger Agreement was consummated and Catalytica and the Snowflake entities became wholly-owned subsidiaries of Renegy effective as of October 1, 2007. In connection with the consummation Transaction, Catalytica terminated its registration under the Securities Exchange Act of 1934 with its filing of Form 15 on October 2, 2007.
     In connection with an amended and restated employment agreement between Catalytica and Robert W. Zack, dated as of March 23, 2007, and filed with the SEC on March 23, 2007 as exhibit 10.75 to Catalytica’s Form 10-KSB, Catalytica recorded a $225,000 Change of Control Retention Payment liability. In accordance with paragraph 6(a) of the employment agreement, Mr. Zack is entitled to such payment on the date of a change in control in which he is employed by the acquiring entity in the position of Chief Financial Officer or a greater position, as was triggered by the consummation of the Transaction. The liability for this payment will be recorded as a liability of Renegy in the merger purchase price allocation to be recorded in the fourth quarter of fiscal 2007. This Change of Control Retention Payment was paid to Mr. Zack in October 2007.
     Also in accordance with paragraph 6(a) of the employment agreement, Mr. Zack is entitled to additional $225,000 cash retention payments on the dates six months and twelve months following the Change of Control, subject to remaining employed by the acquiring entity through such dates. Those two payments will be accrued over six and twelve months, respectively, in selling, general and administrative expenses in the Consolidated Statements of Operations of Renegy, beginning in October 2007. In addition, Catalytica has acknowledged that the Change of Control payments are specifically not in lieu of any annual bonus payments that may be due Mr. Zack.
     Catalytica had in place retention plan agreements with certain employees to be paid at the earlier of termination of employment or December 31, 2007. In connection with the consummation of the Transaction, employees of Catalytica were terminated as employees of Catalytica and became employees of Renegy. As a result, retention payments totaling approximately $172,000 were paid in October 2007. Compensation expense acceleration totaling approximately $43,000 was recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations during the third quarter of fiscal 2007.

     In connection with the Transaction, in May 2007 Catalytica’s Board of Directors authorized and approved, contingent on the closing of the Transaction, the acceleration of any unvested portion of all outstanding options and other equity awards under its 1995 Stock Plan as of immediately prior to the closing. This vesting acceleration resulted in additional stock compensation expense in the third quarter of fiscal 2007 of approximately $1.5 million. See Note 3, “Stock Based Compensation,” for additional details regarding this expense.
Note 11. Subsequent Event.
     On November 7, 2007, Catalytica entered into and consummated a Stock Purchase Agreement for the sale of its SCR-Tech subsidiary for $9.6 million (subject to an agreed-upon working capital adjustment) to CoaLogix Inc, a wholly-owned subsidiary of Acorn Factor, Inc. Net proceeds from the sale, after legal and professional expenses incurred in connection with the sale, are expected to approximate $9.1 million. Any gain or loss resulting from the sale, in addition to results of operations of SCR-Tech for October through the date of sale, will be recorded in discontinued operations of Renegy during the fourth quarter of fiscal 2007.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     See “Introductory Note” in the section below titled, “Comparison of the three- and nine- month periods ended September 30, 2007 and 2006” for a discussion of review and reporting perspective, given the impact of the Contribution and Merger Agreement, as related to Item 2., Management’s Discussion and Analysis or Plan of Operation” in this Form 10-QSB.
     This Management’s Discussion and Analysis and other parts of this Report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. The words “anticipates,” “believes,” “expects,” “intends,” “will” and similar expressions identify forward-looking statements, which are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.
     Forward-looking statements in this report may include, but are not limited to statements regarding:
•	the financial and business effect of the Transaction with the Snowflake entities

•	our belief that we will continue to incur significant losses and negative cash flow prior to the commencement of operations of the Snowflake biomass plant

•	our belief that we are likely to incur losses and negative cash flow after the operation of the Snowflake biomass plant

•	our belief that we will generate positive cash flow from the operation of the Snowflake plant, in the range of $2 million to $3 million during the first full year of operation

•	our belief that Catalytica’s available cash, cash equivalents and short-term investments in the amount of $13.3 million as of September 30, 2007, along with the net proceeds of the November 2007 SCR-Tech sale, in addition to the cash and restricted cash balances held by the Snowflake entities, will provide sufficient capital to complete construction of the Snowflake biomass plant and to fund operations as currently conducted until at least December 31, 2008

•	completion and construction of the 24 megawatt biomass plant near Snowflake, Arizona

•	our capital requirements following the consummation of the merger transaction with the Snowflake entities

•	our market opportunities and the growth of the market for our product and service offerings

•	our competitive advantage in the marketplace

•	the long-term commercial prospects for the Company

•	our ability to capitalize on any long-term commercial prospects and maintain financial viability

•	the effect of any strategic initiatives that we may decide to take, including any merger, acquisition or other strategic arrangement

•	our vision to create multiple renewable projects within a five-year period

•	our business strategies and plan of operations

•	the nature and level of competition for our product and service offerings

•	the ability of our management to adapt to changing circumstances

•	the level, amount and consistency of our revenues

•	our ability to generate cash and the sufficiency of existing cash and cash equivalents

•	our funding requirements and potential sources of funding

•	predictions as to the amount and nature of anticipated losses and use of our cash and whether we will achieve profitability

•	our liquidity and the effect or our actions on our liquidity

•	the amount and impact of interest income and expense

•	the level and amount of our expenses

•	predictions as to when we may incur material income taxes

•	our belief that we will not incur material adjustments related to unrecognized tax benefits for the remainder of 2007

•	the financial effect of the sale of our Gilbert, Arizona facility

•	the financial effect of the sale of our Xonon Cool Combustion technology and gas turbine assets to Kawasaki Heavy Industries, Ltd.

•	the financial effect of the sale of diesel fuel processing technology and assets to Eaton Corporation

•	the financial effect of the sale of our SCR-Tech subsidiary to CoaLogix, Inc.

•	the timing of our adoption of recent accounting standards and the impact of such standards on our financial statements

•	critical accounting policies and the effect of such policies on our financial statements
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks That Could Affect Our Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-QSB.

Overview
     Catalytica Energy Systems, Inc. ( “Catalytica” )was incorporated in Delaware in 1995 as a subsidiary of Catalytica, Inc. and operated as part of Catalytica, Inc.’s research and development group from inception through the date of its incorporation as a separate entity. In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica Inc., was merged into Catalytica, and the combined entity was spun out from Catalytica, Inc. as Catalytica Energy Systems, Inc., a separate, stand-alone public company.
     In January 2004, Catalytica formed two new wholly-owned subsidiaries, CESI-SCR, Inc. (“CESI-SCR”) and CESI-Tech Technologies, Inc. (“CESI-Tech”). In February 2004, CESI-SCR acquired 100% of the outstanding membership interests of SCR-Tech, LLC (“SCR-Tech”) and SCR-Tech became a wholly-owned subsidiary of CESI-SCR. Also in February 2004, CESI-Tech acquired various patents and other intellectual property rights from certain former owners of SCR-Tech.
     Catalytica provides innovative products and services to meet the growing demand for clean energy production, with a focus on cost-effective emissions control solutions for the coal-fired power generation industry. Catalytica’s economically compelling, leading edge products and services facilitate compliance with the most stringent existing and emerging air quality regulations. Through its SCR-Tech subsidiary, Catalytica offers a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”).
     Until October 2006, Catalytica’s business activities also included the design, development, manufacture and servicing of advanced products based on its proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing emissions from natural gas-fired turbines and diesel engines used in power generation and transportation applications.
     During 2006, Catalytica completed various restructuring and cost-reduction activities designed to improve its operating cost structure, extend its cash reserves, and better position the company to achieve its commercial goals and growth targets. In line with this objective, Catalytica took actions to streamline its operations and maintain financial viability by divesting non-revenue generating businesses, assets, and technologies, by reducing its workforce, and by reallocating resources with a focus on key products, services and markets yielding near-term commercial revenue streams and a greater potential return on investment for its stockholders. In support of these strategies, in July 2006, Catalytica sold its manufacturing and administrative facility in Gilbert, Arizona; on September 29, 2006, it sold its catalytic combustion technology and associated gas turbine assets to Kawasaki Heavy Industries, Ltd. (“Kawasaki”); and on October 25, 2006, it sold its diesel fuel processing technology and associated assets to Eaton Corporation (“Eaton”).
     In connection with the closing of the technology and asset sales to Kawasaki and Eaton, Catalytica ceased investing significant funds in research and development activities. The completion of the sale of its diesel fuel processing technology and associated assets marked the exit from research and development activities for Catalytica.
     The results of operations related to gas turbine and diesel fuel processing technology development are reported in discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006.
     As a result of the actions taken to restructure its operations, Catalytica has transitioned from a technology-focused research and development organization to a customer-focused commercial SCR services business.
     On November 7, 2007, Catalytica entered into and consummated a Stock Purchase Agreement for the sale of its SCR-Tech subsidiary for $9.6 million (subject to an agreed-upon working capital adjustment) to CoaLogix Inc, a wholly-owned subsidiary of Acorn Factor, Inc. Net proceeds from the sale, after legal and professional expenses incurred in connection with the sale, are expected to approximate $9.1 million. Any gain or loss resulting from the sale, in addition to results of operations of SCR-Tech for October through the date of sale, will be recorded in discontinued operations of Renegy during the fourth quarter of fiscal 2007.

Merger Transaction
     On May 8, 2007, Catalytica entered into a definitive contribution and merger agreement (the “Contribution and Merger Agreement”) to combine its business with Snowflake White Mountain Power, LLC (“Snowflake”), Renegy, LLC (“Renegy LLC”) and Renegy Trucking, LLC (“Renegy Trucking”) (collectively, the “Snowflake entities”), businesses engaged in creating and operating renewable energy power projects and harvesting biomass fuel, and which comprise the renewable energy divisions of NZ Legacy, LLC (“NZ Legacy”), a privately owned Arizona land, mineral and energy development company.
     At a special stockholders meeting on September 27, 2007, Catalytica stockholders holding a majority of the Catalytica common stock outstanding approved adoption of the Contribution and Merger Agreement. As a result, the Contribution and Merger Agreement was consummated (“the Transaction”) and Catalytica and the Snowflake entities became wholly-owned subsidiaries of Renegy Holdings, Inc. (“Renegy”) effective as of October 1, 2007. In connection with the consummation of the Transaction, Catalytica terminated its registration under the Securities Exchange Act of 1934 with its filing of Form 15 on October 2, 2007.
     A copy of the complete Contribution and Merger Agreement, including Amendment No. 1 to the Contribution and Merger Agreement, can be located in Amendment No. 2 to Form S-4 filed by Renegy with the Securities and Exchange Commission (“SEC”) on August 31, 2007. A copy of Amendment No. 2 to the Contribution and Merger Agreement can be located in the exhibit to Renegy’s Form 8-K filed with the SEC on September 21, 2007. Upon consummation of the Transaction, Catalytica stockholders received approximately 41.3% of the outstanding shares of Renegy. An affiliate of Robert M. Worsley, the founder and president of the Snowflake entities, received approximately 58.7% of Renegy and also acquired warrants, which if vested and exercised would result in an increase in ownership percentage to approximately 70% of Renegy’s outstanding common stock.. The Snowflake entities currently are constructing a 24 megawatt biomass plant near Snowflake, Arizona, which is expected to begin operating in the first half of 2008. This biomass plant, which Renegy will own and operate, will supply power to Arizona Public Service and Salt River Project, the two largest utilities in the state of Arizona, pursuant to long-term power purchase agreements currently in place with those utilities.
     Effective upon consummation of the Transaction, the combined company, Renegy, is focused on developing, owning and operating biomass to electricity power generation facilities to address a growing demand for green, renewable and economical power. Renegy seeks to rapidly grow its portfolio of renewable energy assets within a five-year period through the acquisition and operation of existing and idle biomass to electricity facilities, in addition to the development, construction and operation of new facilities.
     Upon consummation of the Transaction, Robert Worsley became chairman, president, chief executive officer and a director of Renegy, and Robert Zack, Catalytica’s former president, chief executive officer and chief financial officer, became executive vice president and chief financial officer of Renegy.
     During Catalytica’s second fiscal quarter of 2007, Renegy was a subsidiary of Catalytica. Effective with the consummation of the Transaction, Renegy became the parent of Catalytica, Catalytica’s previously existing subsidiaries, and the Snowflake entities. During the third fiscal quarter of 2007, Renegy did not engage in any business activities and had nominal assets. In addition, only a few transactions occurred within Renegy during the third quarter. Those transactions included payments of SEC registration fees and NASDAQ listing fees, all of which were recorded as other assets in the accompanying Consolidated Balance Sheet and which will be incorporated in the purchase price accounting for Renegy during the fourth quarter of 2007. Accordingly, the historical statements of operations, financial position and related footnotes reported in this Form 10-QSB reflect the results of operations, cash flows, and financial position for the three- and nine-months ended September 30, 2007 and as of September 30, 2007 for Catalytica.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon Catalytica’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates under different assumptions or conditions.
     Catalytica’s significant accounting policies are disclosed in Note 1 to Catalytica’s consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of Catalytica’s consolidated financial statements.
Revenue Recognition
     As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements,” Catalytica recognizes revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
     Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module, subject to certain revenue recognition criteria which are described below. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of confirmation of compliance with contract requirements through testing by independent third parties. Testing generally occurs three times during a particular customer project. Once a successful test result is received on a production module from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As Catalytica utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, Catalytica would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. Catalytica maintains a revenue allowance equal to ten percent of revenue earned for each contract to provide for any deficient test results that may occur after its initial test. This revenue allowance is removed, and revenue recognized, upon receipt of successful final test results and issuance of a final report to the customer.
     A typical customer project may take 30 to 90 days to complete. Due to the nature of the demand for SCR regeneration and cleaning services, some of Catalytica’s contracts provide for extended payment terms. In a situation where regeneration or cleaning services have been completed, but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criterion is met. If the customer contract provides for a deposit or progress payments, revenue is recognized up to the amount received. No rights of return exist. The customer is generally responsible for the removal and subsequent re-installation of the catalyst. Catalytica’s revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements.”
     Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized. In the situation where revenue is deferred due to collectibility uncertainties, Catalytica does not defer costs due to the uncertainties related to payment for such services.
     From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.
     Revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility. Costs associated with shipping are recorded as a component of cost of revenues in the period the related shipping revenues are recorded.
     Catalytica recognizes revenue from its management and consulting services as work is performed. Costs associated with management and consulting services is expensed as incurred.

     Three customers accounted for 88% of Catalytica’s revenues for the nine months ended September 30, 2007. Four customers accounted for 89% of Catalytica’s revenues for the nine months ended September 30, 2006.
     SCR Catalyst and Management Services revenue is project-based, and as such, the timing of those revenues varies from period-to-period. Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.
Allowance for Doubtful Accounts and Notes
     Catalytica maintains an allowance for doubtful accounts and notes for estimated losses resulting from the inability of its customers or funding partners to make required payments. This allowance is based on specific customer account reviews and historical collections experience. If the financial condition of any of Catalytica’s customers or funding partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.
Goodwill and Other Intangible Assets
     Catalytica accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchase prices of acquired businesses that were accounted for as purchases were allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Other intangible assets, all of which were determined to have finite useful lives, were recorded at fair value at the time of the acquisition and are carried at such value less accumulated amortization. Based on these estimated fair values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.
     Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
     Catalytica amortizes its intangible assets, including patents, trademarks, trade secrets and other purchased technology, on a straight-line basis over their useful lives, estimated at ten years.
     Catalytica performed an annual goodwill and intangible assets impairment analysis as of December 31, 2006 and determined that goodwill and intangible assets were not impaired. No events or changes in circumstances occurred during the nine months ended September 30, 2007 which caused it to perform an impairment analysis during that period.
Deferred Revenue
     SCR catalyst regeneration and cleaning services contracts may provide for deposits or progress payments. Deposits or progress payments received are deferred until the services are performed, at which point deferred revenue is reduced and revenue is recognized. As described more fully in the “Revenue Recognition” section above, in situations where SCR regeneration and cleaning services have been completed, but the customer is not contractually committed to receive an invoice within the succeeding six months, revenue is deferred until the six month criterion is met. In addition and as is described more fully in the “Revenue Recognition” section above, Catalytica maintains a revenue allowance equal to ten percent of revenue earned for each contract until receipt of successful final test results and issuance of a final report to the customer. Deferred deposits and progress payments, revenues earned but not billable for six months, and the revenue allowance are recorded as deferred revenue in the Consolidated Balance Sheet. As of September 30, 2007, deferred revenue was $158,000.

Accrued Warranty Liability
     In September 2006 Catalytica completed the sale of its Xonon gas turbine technology and assets to Kawasaki. Per the terms of the purchase agreement between Catalytica and Kawasaki, Kawasaki assumed liability for any claims which might arise in connection with Xonon gas turbine modules previously sold by Catalytica. Accordingly, the previously existing accrued warranty liability of $50,000 related to Xonon modules was eliminated and included in the gain on sale of assets in the Consolidated Statements of Operations during the third quarter of 2006.
     Warranties provided for Catalytica’s SCR catalyst regeneration and cleaning services vary by contract, but typically provide limited performance guarantees. During the first quarter of 2007, Catalytica determined the likelihood of the existence of a warranty claim to be reasonably possible, but not probable, based on its historical experience of no warranty claims having been presented since Catalytica’s inception. Further, Catalytica determined it could not reasonably estimate a possible loss or range of loss with any degree of accuracy related to any potential warranty claims. In accordance with SFAS No. 5, “Accounting for Contingencies,” Catalytica determined there was no longer a basis for carrying an accrued warranty liability related to SCR catalyst regeneration and cleaning services and the previously existing $327,000 accrued warranty liability was eliminated, resulting in a reduction of cost of revenues in the Consolidated Statements of Operations during the first quarter of 2007. Should future actual product or service failure rates or other related costs differ from historical experience, establishment of an estimated warranty liability would be required.
Stock Based Compensation
     Catalytica had two stock based compensation plans, consisting of a stock option plan and an employee stock purchase plan. The stock option plan provided for the granting of stock options and restricted stock units to employees, non-employees, and non-employee directors in exchange for services received. Effective with the consummation of the Transaction, the stock option plan was assumed by Renegy and no further awards will be granted thereunder. The employee stock purchase plan provided to employees the right to purchase shares of Catalytica common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each six month subscription period. Effective July 1, 2007, Catalytica’s Board of Directors suspended the employee stock purchase plan in connection with the Contribution and Merger Agreement. Effective with the consummation of the Transaction, Catalytica’s Board of Directors terminated the employee stock purchase plan.
     Prior to January 1, 2006, Catalytica accounted for stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.”
     Effective January 1, 2006, Catalytica adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Catalytica’s stock is used as the basis for the volatility assumption. Catalytica has never paid cash dividends and thus assumed a 0.0% dividend yield. The fair value of restricted stock unit grants is based on the closing share price for Catalytica common stock as quoted on the NASDAQ Global Market on the date of grant. The fair value of employee stock plan purchases is estimated using a Black-Scholes option pricing model, similar to stock option valuations. The provisions of SFAS 123R also require estimates of expected forfeiture rate and recognition of expense for only those shares expected to vest.
Income Taxes
     Catalytica accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As a result Catalytica has recorded a full valuation allowance against its deferred tax assets and expects to continue to record a full valuation allowance against its deferred tax assets.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. Catalytica adopted the provisions of FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the nine months ended September 30, 2007. Renegy does not believe it will incur any material adjustments related to unrecognized tax benefits for the remainder of 2007.
     It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, Catalytica did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the nine months ended September 30, 2007.
     Catalytica files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Catalytica’s U.S. federal income tax returns for years 2003 through 2006 remain open to examination by the Internal Revenue Service. Catalytica’s state tax returns for years 2002 through 2006 remain open to examination by the state taxing authorities.
Results of Operations
     The following summary presents the results of operations by comparable period for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Revenues	$1,600	$1,368	$232	$3,408	$5,304	$(1,896)

Costs and expenses:
Cost of revenues	1,148	1,187	(39)	3,244	3,663	(419)
Selling, general and administrative	3,625	1,540	2,085	9,081	4,791	4,290
Loss on sale of assets	2	—	2	2	21	(19)

Total costs and expenses	4,775	2,727	2,048	12,327	8,475	3,852

Operating loss	(3,175)	(1,359)	(1,816)	(8,919)	(3,171)	(5,748)

Interest and other income	213	236	(23)	708	760	(52)
Interest and other expense	—	(11)	11	(9)	(108)	99

Loss from continuing operations	(2,962)	(1,134)	(1,828)	(8,220)	(2,519)	(5,701)
Gain (loss) from discontinued operations	(14)	1,814	(1,828)	(52)	(1,417)	1,365

Net income (loss)	$(2,976)	$680	$(3,656)	$(8,272)	$(3,936)	$(4,336)

Comparison of the three and nine month periods ended September 30, 2007 and 2006
     Introductory Note. The historical statements of operations, cash flows, financial position and related footnotes reported in this Form 10-QSB reflect the results of operations and financial position of Catalytica for the three- and nine-month periods ended September 30, 2007 and as of September 30, 2007. In the comparisons of the three- and nine- month periods ended September 30, 2007 and 2006 immediately following, discussion of results of operations between comparable periods reflect the results of operations for Catalytica. Because the merger of the Snowflake entities with Catalytica will be treated as a reverse acquisition wherein the Snowflake entities are deemed to be the acquiring entity, the historical financial statements of the Snowflake entities will become the historical financial statements of Renegy and will not include the historical financial results of Catalytica prior to consummation of the Transaction. The annual report on Form 10-KSB for the fiscal year ending December 31, 2007 will reflect the results of operations of the Snowflake entities for the full fiscal year ending December 31, 2007 and the results of operations of Renegy for only the fourth quarter of the fiscal year ending December 31, 2007.
     Accordingly, discussions of known trends and uncertainties, liquidity and capital resources, and risk factors included herein incorporate historical information for Catalytica in addition to the Snowflake entities (i.e., the newly formed Renegy).
     As discussed above, our annual report on Form 10-KSB for the fiscal year ending December 31, 2007 will reflect the results of operations of the Snowflake entities for the full fiscal year ending December 31, 2007 and the results of operations of Catalytica for only the fourth quarter of the fiscal year ending December 31, 2007. Revenue and expense characteristics of Renegy will vary greatly from those of the historical results of Catalytica. In addition, and as described more fully in “Liquidity and Capital Resources” and “Risk Factors” below, the operations of the Snowflake entities have to-date, and are anticipated for the fourth quarter of fiscal 2007, to primarily involve construction of the Snowflake biomass plant and securing adequate fuel inventory for the planned opening and operation of the plant in fiscal 2008. For these reasons, specific guidance related to components of results of operations for the remainder of fiscal 2007 are not presented in this Form 10-QSB.
     Revenues. SCR Catalyst and Management Services (“SCMS”) revenues result primarily from catalyst cleaning and regeneration services. From time to time, spent catalyst modules are purchased, regenerated, and sold as refurbished units. Additionally, Catalytica provides SCR catalyst management and consulting services, including catalyst inspection, performance testing and analysis, catalyst specification, and computer simulation to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance. SCMS revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility.
     SCMS revenues are project-based, and as such, the timing of those revenues varies from period-to-period. Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.
     SCMS revenues increased by $232,000, or 17.0%, to $1,600,000 for the three months ended September 30, 2007, as compared to $1,368,000 for the corresponding period in 2006. The increase was primarily attributed to a $287,000 increase in revenues resulting from catalyst cleaning and regeneration services, partially offset by a $49,000 decrease in shipping revenues. During the second quarter of 2007, work was completed on one contract representing approximately $592,000 in revenues which were not recognized because, as per the contract, the customer could not be invoiced until January 2008, which was outside the six month provision as prescribed in Catalytica’s revenue recognition policy. As a result, those revenues were deferred and subsequently recognized in the third quarter of 2007, as they were then within the six month window. Excluding the impact of the $592,000 revenue recognition in the third quarter, catalyst cleaning and regeneration services revenues decreased $360,000 between comparable periods due to timing of customer orders, a significant decline in order backlog and a decline in market demand. Shipping revenues decreased due to reduced shipping volumes between comparable periods. Shipping revenues are dependent upon timing of the completion and shipment of modules for each contract, and as such, period-to-period comparisons are not necessarily meaningful.
     SCMS revenues decreased by $1,896,000, or 35.7%, to $3,408,000 for the nine months ended September 30, 2007, as compared to $5,304,000 for the corresponding period in 2006. The decrease was primarily attributed to a $653,000 decrease in revenues resulting from catalyst cleaning and regeneration services, a $913,000 decrease in product sales, and a $413,000 decrease in shipping revenues; partially offset by a $147,000 increase in management services revenues. Catalyst cleaning and regeneration services revenues declined due to lower market demand and timing of customer orders. During the first quarter of 2006, spent catalyst modules, which had been regenerated by SCR-Tech, were sold as refurbished units. No such product sales were realized during the first nine months of 2007. Shipping revenues decreased due to reduced shipping volumes between comparable periods. Shipping revenues are dependent upon timing of the completion and shipment of modules for each contract, and as such, period-to-period comparisons are not necessarily meaningful. Management services revenues increased primarily as a result of module inspection and testing services provided to certain customers during the second quarter of 2007.
     During the nine months ended September 30, 2007, three customers accounted for 88% of Catalytica’s revenues. During the nine months ended September 30, 2006, four customers accounted for 89% of Catalytica’s revenues.
     Revenue backlog, which is defined as firm written commitments for work to be performed, and deferred revenue expected to be recognized as revenue within 18 months, was $0.6 million as of September 30, 2007, including $158,000 of deferred revenue, as compared to backlog of $3.1 million as of September 30, 2006, including $50,000 of deferred revenue.
     Cost of Revenues. Cost of revenues is attributable to SCMS, comprised largely of fixed costs including direct labor, plant management wages, fringe benefits, temporary labor, facility rent, chemicals, depreciation, supplies, third party testing services, shipping expenses, insurance, warranty expenses and amortization of intangible assets, and is expensed as incurred. In addition, cost of revenues includes inventory-related costs of SCR catalyst modules purchased by Catalytica and sold to its customers.
     Cost of revenues decreased by $39,000, or 3.3%, to $1,148,000 for the three months ended September 30, 2007, as compared to $1,187,000 for the corresponding period in 2006. The decrease was primarily due to decreases in warranty expenses and shipping expenses; partially offset by increases in stock compensation. Warranty expenses decreased by $131,000 due to the elimination of warranty claim reserves during the first quarter of 2007. Shipping expenses decreased by $42,000, due to reduced shipping volumes between comparable periods. Shipping expenses are dependent upon timing of the completion and shipment of modules for each contract, and as such, period-to-period comparisons are not necessarily meaningful. Stock compensation increased by $149,000 primarily due to the acceleration of vesting of outstanding options in connection with the consummation of the Transaction.
     Cost of revenues decreased by $419,000, or 11.4%, to $3,244,000 for the nine months ended September 30, 2007, as compared to $3,663,000 for the corresponding period in 2006. The decrease was primarily due to decreases in inventory-related expenses incurred from the sale of SCR catalyst modules, warranty expenses and shipping expenses, partially offset by increases in chemicals, utilities, stock compensation, and wages/insurance. Inventory-related expenses decreased by $539,000 due to the sale of SCR catalyst modules during the first quarter of 2006; no such sales occurred in 2007. Warranty expenses decreased by $477,000 due to the elimination of warranty claim reserves during the first quarter of 2007. Shipping expenses decreased by $296,000, due to reduced shipping volumes between comparable periods. Shipping expenses are dependent upon timing of the completion and shipment of modules for each contract, and as such, period-to-period comparisons are not necessarily meaningful. Chemicals expense increased by $441,000, primarily related to product mix. Production work during 2006 primarily included honeycomb catalyst, whereas production work during 2007 primarily included plate catalyst, which requires more chemicals to regenerate than required to regenerate honeycomb catalyst. In addition, the timing of expenses related to chemical usage is dependent upon scheduling within the plant production process and may result in chemical usage in a period preceding completion of the cleaning or regeneration process which triggers revenue recognition. As a result, chemicals expense may not, in certain periods, match the timing of revenue recognition. Utilities increased by $103,000, due to increases in amount of space leased at SCR-Tech, in addition to annual base rent increases and charges for electricity and wastewater. Stock compensation increased by $171,000 primarily due to the acceleration of vesting of outstanding options in connection with the consummation of the Transaction. Wages/insurance increased by $207,000, due to insurance rate increases and volume increases associated with SCR-Tech staffing increases during 2006.
     Gross Margin. Gross margin percentages are primarily impacted by sales mix, including the type of service provided and the type of catalyst cleaned or regenerated, sales price and production timing and volume. As noted in the Cost of Revenues discussion above, a large portion of the cost of revenues are fixed expenses, which negatively impacts gross margin percentages in periods with lower revenues. In addition, the timing of usage and related expense recognition of certain variable expenses as incurred, including chemicals, utilities, warranty, and third-party testing, impact the level of gross margin dollars generated and the related gross margin percentages. Other revenues, including shipping expenses and revenues recognized from the sale of purchased catalyst, may realize differing gross margin percentages than those realized from catalyst cleaning and regeneration.

     During the three months ended September 30, 2007, Catalytica’s gross margin percentage increased to 28.3%, as compared to 13.2% for the corresponding period in 2006. This gross margin improvement was primarily the result of increased revenues and related increase in gross margin dollars, which provided greater coverage of Catalytica’s fixed production costs. As noted in the Revenues discussion above, work was completed on one contract during the second quarter of fiscal 2007 representing approximately $592,000 in revenues which were not recognized until the third quarter; however the cost of revenues associated with that project were expensed in the second quarter of 2007 in accordance with Catalytica’s revenue and expense recognition policy.
     During the nine months ended September 30, 2007, Catalytica’s gross margin percentage decreased to 4.8%, as compared to 30.9% for the corresponding period in 2006. This gross margin decrease was primarily the result of decreased revenues and related decrease in gross margin dollars, which provided lesser coverage of Catalytica’s fixed production costs. Additionally, due to differences in the types of catalyst being regenerated in the comparable nine-month periods, chemical expenses were higher in 2007 than in 2006, resulting in a decline in gross margin percentages between comparable periods. Although warranty expenses decreased between comparable periods, increases in stock compensation, utilities, and wages/insurance offset that favorable impact.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A includes compensation, benefits and related costs of SCMS and includes wages and related benefits, rent, utilities, depreciation, consulting and professional services, marketing, legal, travel, supplies, accounting and auditing services, allowance for bad debts, and IT-related costs.
     SG&A increased by $2,085,000, or 135.4%, to $3,625,000 for the three months ended September 30, 2007 as compared to $1,540,000 for the comparable period in 2006. The increase was primarily due to increases in stock compensation, legal, consulting and professional services in connection with the Transaction, partially offset by a decrease in bad debt expense. Stock compensation increased by $1,413,000 primarily due to the acceleration of vesting of outstanding options and restricted stock units in connection with the consummation of the Transaction. In connection with the Contribution and Merger Agreement, Catalytica incurred significant expenses during the three months ended September 30, 2007 related to contract negotiations, due diligence tasks, and preparation of SEC filings, including a registration statement on Form S-4 and related proxy statement/prospectus. Legal expenses of approximately $434,000 and consulting and professional services expenses of approximately $506,000 were incurred during the third quarter relating to the Transaction. Bad debt expense decreased by $118,000 due to resolution of issues related to unbilled receivables reserved for in the first quarter of 2007; the unbilled receivables were invoiced during the second quarter and collected in the third quarter of 2007.
     SG&A increased by $4,290,000, or 89.5%, to $9,081,000 for the nine months ended September 30, 2007 as compared to $4,791,000 for the corresponding period in 2006. The increase was primarily due to increases in stock compensation, legal, consulting and professional services in connection with the Transaction, partially offset by decreases in depreciation. Stock compensation increased by $1,540,000 primarily due to the acceleration of vesting of outstanding options and restricted stock units in connection with the consummation of the Transaction. Legal expenses of approximately $1,560,000 and consulting and professional services expenses of approximately $1,438,000 were incurred during the nine months ended September 30, 2007 related to the Transaction. Depreciation expense decreased by $194,000 due to the sale or disposal, during 2006, of the majority of Catalytica’s property, equipment, and leasehold improvements previously utilized in Catalytica’s Gilbert, Arizona and Mountain View, California facilities.
     Interest and Other Income. Interest income is generated from money market and short-term investments. Other income consists of other non-operating gains and losses, for which amounts are not material for separate presentation.
     Interest and other income decreased by $23,000 during the three months ended September 30, 2007 as compared to the corresponding period of 2006. Interest and other income decreased by $52,000 during the nine months ended September 30, 2007 as compared to the corresponding period of 2006. The components of these period-to-period changes were immaterial, both individually and in total.
     Interest and Other Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations. Interest expense related to long-term debt was incurred during fiscal 2006 in connection with a term loan related to Catalytica’s manufacturing and administrative facility in Gilbert, Arizona, the balance of which was repaid in connection with the sale of the building in the third quarter of 2006. Interest expense incurred in connection with capital lease obligations relates to an equipment lease, for which interest expense incurred is not material. Other expense reflects other non-operating expenses, for which amounts are not material for separate presentation.
     Interest and other expense increased by $11,000 and $99,000 during the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006, primarily due to the repayment of the building loan during the third quarter of 2006.
     Discontinued Operations. The results of operations related to research and development activities, resulting primarily from investments in gas turbine and diesel fuel technology development, are reported in discontinued operations in the Consolidated Statements of Operations for the three- and nine- month periods ended September 30, 2007 and 2006. In connection with the closing of the sales of technology and associated assets to Kawasaki and Eaton in September 2006 and October 2006, respectively, Catalytica ceased investing significant funds in research and development activities. The net gain from discontinued operations for the three months ended September 30, 2006 resulted from the sale of technology and associated assets to Kawasaki in September 2006.
     Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three- and nine- month periods ended September 30, 2007 and 2006 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow Catalytica to realize deferred tax assets generated from its losses.
Liquidity and Capital Resources
     Prior to Catalytica’s spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in Catalytica. Additionally, in August 2001, Catalytica received net proceeds of $47.7 million from a public offering of its common stock. Through September 30, 2007, Catalytica used the proceeds from the capital contribution and its public offering primarily to fund its ongoing research and development efforts associated with its diesel emissions reductions solutions and the commercialization of its Xonon Cool Combustion technology for gas turbine applications, the purchase of its commercial manufacturing and administrative facility in Gilbert, Arizona and other capital expenditures, the purchase of SCR-Tech, funding of Catalytica’s continuing losses, funding of expenses related to the Transaction, and for general corporate purposes. During the third quarter of 2006, Catalytica sold its Xonon Cool Combustion technology for gas turbine applications (the “Gas Turbine Assets”) and sold its Gilbert, Arizona facility as part of its initiatives to divest of non-revenue generating businesses, assets and technologies, and to maintain financial viability by reducing costs. Consistent with this strategy, in October 2006, Catalytica sold its diesel fuel processing technology and assets (the “Diesel Technologies”) to Eaton, and Eaton agreed to assume certain liabilities in connection therewith, including the lease of Catalytica’s research and development facilities in Mountain View, California and building restoration obligations associated with the lease.
     Catalytica’s total cash, cash equivalents and short-term investments was $13.3 million at September 30, 2007, compared to $18.6 million at December 31, 2006. Other balance sheet accounts included in working capital, i.e. accounts receivable, inventory, trade payables and accrued liabilities, are not considered significant in evaluating Catalytica’s liquidity and capital resources at September 30, 2007. In addition, the Snowflake entities had cash and cash equivalents of $0.2 million and restricted cash balances of $15.2 million as of June 30, 2007. The restricted cash balances are restricted for use in construction of the Snowflake biomass plant.
     Catalytica’s use of cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately $2.7 million and $5.3 million for the three and nine months ended September 30, 2007, respectively, which compares to Cash Consumption of approximately ($2.0) million and $1.5 million for the three- and nine- months ended September 30, 2006, respectively. Historically, Catalytica’s near-term capital requirements depended on numerous factors, including but not limited to, its product development and commercialization activities, market acceptance of its products, and its rate of sales growth. However, as a result of the sale of its Gas Turbine Assets and Diesel Technologies, effective October 26, 2006 Catalytica no longer conducts business within its Catalyst-Based Technology Solutions segment and no longer invests significant funds in research and development activities. The increase in Cash Consumption for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily relates to expenditures incurred during 2007 relating to the Transaction, the financial performance of SCR-Tech, and proceeds from the sale of Catalytica’s Gas Turbine Assets in 2006.

     The following table provides a reconciliation of cash flow per Catalytica’s consolidated financial statements to Cash Consumption for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Increase (Decrease) in Cash Flows	$(219)	$1,059
Decrease in Investments	(5,072)	(2,600)

Cash Consumption	$(5,291)	$(1,541)

     The expenses Catalytica incurred in connection with the negotiation and completion of the Transaction negatively affected its liquidity and capital resources. In connection with the negotiation and execution of the Contribution and Merger Agreement, Catalytica incurred approximately $3.0 million in legal, consulting and other professional expenses during the nine months ended September 30, 2007. In addition, under the Contribution and Merger Agreement Renegy will be required to reimburse Robert Worsley (“Worsley”) for the costs and expenses he has incurred in connection with the Transaction, including legal, accounting and consulting fees, which we estimate to be approximately $1.3 million. Additionally, Renegy also incurred a retention obligation to pay Robert Zack, our CFO approximately $675,000 as a change of control retention payment, payable one third upon closing (paid in October 2007), with the remaining two thirds payable over the subsequent 12 months (assuming Mr. Zack remains employed with Renegy through each such payment, other than a termination without cause, in accordance with the terms of Mr. Zack’s employment agreement with Catalytica), and Catalytica also was obligated to pay retention payments to certain employees totaling approximately $172,000, which were also paid in October 2007.
     On November 7, 2007, Catalytica entered into and consummated a Stock Purchase Agreement for the sale of its SCR-Tech subsidiary for $9.6 million (subject to an agreed-upon working capital adjustment) to CoaLogix Inc, a wholly-owned subsidiary of Acorn Factor, Inc. Net proceeds from the sale, after legal and professional expenses incurred in connection with the sale, are expected to approximate $9.1 million. Any gain or loss resulting from the sale, in addition to results of operations of SCR-Tech for October through the date of sale, will be recorded in discontinued operations of Renegy during the fourth quarter of fiscal 2007.
     Capital expenditures were $0.1 million and $0.1 million for the nine month periods ended September 30, 2007 and 2006, respectively.
     In connection with the consummation of the Transaction, our capital requirements will be significantly different. Our business objective is to create a leading independent power producer of renewable energy in North America. We intend to develop, own and operate biomass to electricity power generation facilities to address a growing demand for green, renewable and economical power. We seek to rapidly grow our portfolio of renewable energy assets within a five-year period through the acquisition and operation of existing and idle biomass to electricity facilities, in addition to the development, construction and operation of new facilities. We will need significant additional debt and equity financing to pursue our expanded vision. The nature and amount of such capital requirements cannot be definitively determined at this time. However, our objective is to leverage project debt financing on individual projects if available. We anticipate that the capital requirements for this new vision will be significant.
     We anticipate incurring significant losses and negative cash flow until the commencement of operations of the Snowflake biomass power plant during the first half of 2008. We will incur significant expenses to complete the construction and start-up of the Snowflake power plant. We will fund most of the construction costs out of the restricted cash available from the CoBank loans and industrial development bonds issued to build the plant. However, such funds likely will not be sufficient to complete the construction of the plant. We anticipate that the cost of completing the plant will exceed the budget approved for such construction, in which case Robert Worsley will be required to fund such overrun by contributing additional funds to the Snowflake entities. However, we will be required to reimburse Mr. Worsley for the first $2 million of any such overrun. Further we likely will be required to incur additional expenses related to the plant which are not construction related. In addition, we have significant corporate overhead which we must fund and we also must cover the expenses of various business and development activities, which could be significant.

     Upon commencement of the operation of the Snowflake plant, we will begin to generate revenue from such plant. However, until the full operation of the plant in accordance with the terms of the power purchase agreement with Salt River Project and Arizona Public Service, we will not generate significant amounts of revenue. At such time, we anticipate generating positive cash flow from the operation of the Snowflake biomass plant, in the range of $2 million to $3 million during the first full year of operation. However, such cash flow likely will not be sufficient to cover our corporate overhead and business and development activities. Further, if the costs to operate the plant are higher than anticipated or if power production from the plant is lower than anticipated, we will have reduced cash flow from the operation of the plant. It is possible that the plant could generate negative cash flow during various periods, in which case we would be required to fund such negative cash flow.
     We are unlikely to generate positive cash flow on a consolidated basis until we acquire or develop additional power plants to allow us to cover the costs of our corporate overhead and business development activities.
     We believe Catalytica’s available cash, cash equivalents and short-term investments in the amount of $13.3 million as of September 30, 2007, along with the net proceeds from the November 2007 SCR-Tech sale, in addition to the cash and restricted cash balances held by the Snowflake entities, will provide sufficient capital to complete construction of the Snowflake biomass plant and to fund operations as currently conducted until at least December 31, 2008. However, as we intend to seek to grow our operations through acquisition, development and operation of existing and idle facilities, in addition to construction and operation of new facilities, we will need significant additional capital to fund such growth in facilities. Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to, the success of the Snowflake biomass plant, our ability to integrate Catalytica with the Snowflake entities and our ability to acquire and operate existing and idle biomass facilities and to construct and operate new facilities.
Dividend Policy
     Both Renegy and Catalytica have never paid cash dividends on their common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements that are required to be disclosed pursuant to Item 303(c) of Regulation S-B.
Other Commitments
     In connection with the sale of Catalytica’s gas turbine technology and associated assets to Kawasaki in September 2006, Catalytica agreed to indemnify Kawasaki, through September 2008, for any breaches of various representations and warranties made by Catalytica to Kawasaki in connection with the sale. These indemnities are generally limited to the purchase price of $2.1 million. In addition, Catalytica has agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007 and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008 to satisfy any indemnification claims from Kawasaki.
     In connection with the sale of Catalytica’s diesel fuel processing technology and associated assets to Eaton in October 2006, Catalytica has agreed to indemnify Eaton, through October 2008, for any breaches of various representations and warranties made by Catalytica to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.
     In connection with the Contribution and Merger Agreement, Worsley has agreed to indemnify Catalytica and us and our respective affiliates, directors, officers and employees from and against any and all damages arising out of, resulting from or in any way related to a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by any of the Snowflake entities and/or Worsley in the Contribution and Merger Agreement. We and Catalytica have agreed to indemnify Worsley from and against any and all damages arising out of, resulting from or in any way related to (i) a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by Catalytica in the Contribution and Merger Agreement (ii) the construction cost guarantee of Worsley to

CoBank up to $2 million. The respective obligations of the parties to indemnify for any breaches of their respective representations and warranties will survive until April 1, 2009, except for any indemnification claim resulting from fraud or intentional misrepresentation. No indemnification is required until the aggregate liability for a party exceeds $250,000, and the indemnity obligations of each party are subject to a $10 million cap, except in the case of fraud or intentional misrepresentation. The indemnification obligations of Worsley may be satisfied in cash or shares of our common stock based on a value of $12.25 per share, rounded up to the nearest whole share. Our obligation to indemnify Worsley may be satisfied by paying cash or shares of our common stock, “grossed up” to reflect Worsley’s anticipated 58.5% ownership of our outstanding common stock, which percentage was projected at the time of execution of the Contribution and Merger Agreement to exist at consummation of the Contribution and Merger Agreement using the treasury stock method. Specifically, we may pay cash to Worsley in an amount equal to (i) the quotient obtained by dividing (A) the amount of the damages for which indemnification is being made by (B) 0.415, less (ii) the amount of such damages (the “adjusted damages”) or issue to the Worsley Trust such number of our shares equal to the quotient obtained by diving (i) the adjusted damages by (ii) $12.25, rounded up to the nearest whole share.
     In connection with the sale of Catalytica’s SCR-Tech subsidiary to CoaLogix Inc. (“CoaLogix”) in November, 2007, Catalytica is subject to customary representations, warranties, covenants, and indemnification provisions whereby Catalytica agrees to indemnify CoaLogix for breaches of the representations, warranties, and covenants as set forth in the Stock Purchase Agreement. Indemnification obligations are generally subject to a deductible of $192,000 and a cap of $1,920,000, or $9,600,000 in connection with losses relating to the breach by Catalytica of certain specified indemnity items or to certain liabilities of Catalytica as set forth in the Stock Purchase Agreement. In addition, Renegy guarantees payment of any of Catalytica’s indemnification obligations under the Stock Purchase Agreement.
     Catalytica has not recorded any liabilities related to possible breaches of representations, warranties, covenants or agreements, as it believes the likelihood of claim for each to be remote.
     Renegy has a ten-year commitment beginning September 1, 2006, with annual renewal options, to operate the Heber, Arizona, Green Waste site. The Company receives $2,500 per month to operate the site and is able to utilize waste materials (at no charge) to produce biomass that will be burned in the power generation process.
     Renegy owes the Abitibi Consolidated Sales Corp. $500,000 for the use of the power facility substation within one month after the completion of the Biomass Facility, but no later than January 1, 2008.
     Renegy is obligated, pursuant to several contracts primarily with the U.S. Forest Service, to purchase, cut, and remove timber from various forests. Certain contracts require the payment of a stumpage fee for the right to remove organic materials, to be paid per each one hundred cubic feet. Other contracts stipulate a subsidy to be paid per acre or per ton by the U.S. Forest Service for the removal and thinning of U.S. Forest Service lands and have definitive commitments as to the timing of services to be rendered.
     Pursuant to credit agreements related to construction of the Snowflake biomass plant, and upon commencement of operation of the Snowflake biomass plant, the Company must maintain a 2.5 year availability of fuel, other than paper sludge, either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such availability of fuel, other than paper sludge, is on the plant site at all times.
RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following risk factors could materially and adversely affect our future operating results, financial condition, the value of our business, and the price of our common stock and also could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business. Investors are encouraged to carefully consider the risks described below before making decisions related to buying, holding or selling our common stock.

We recently completed the combination of Catalytica Energy Systems with the Snowflake entities and we have significant integration issues which may adversely affect our operations.
     On October 1, 2007, we completed the transaction whereby Catalytica Energy Systems, Inc. (“Catalytica”) combined its business with Snowflake White Mountain Power, LLC (“Snowflake”), Renegy, LLC (“Renegy, LLC”) and Renegy Trucking, LLC (“Renegy Trucking” and together with Snowflake and Renegy, LLC, the “Snowflake entities”) and Catalytica and the Snowflake entities became wholly owned subsidiaries of Renegy Holdings, Inc. . Realizing the benefits of the transaction and achieving our business objectives will depend in part on the successful integration of the businesses and personnel. This is a complex, time-consuming and expensive process that could significantly disrupt our business. The challenges involved in this integration include the following: minimizing the diversion of management attention from ongoing business concerns, preserving customer, manufacturing, supplier and other important relationships of both Catalytica and the Snowflake entities and resolving potential conflicts that may arise, addressing differences in the business cultures of Catalytica and the Snowflake entities, maintaining employee morale and retaining key employees. We may not successfully integrate the operations of Catalytica and the Snowflake entities in a timely manner, or at all, and we may not realize the anticipated benefits of the transaction to the extent, or in the timeframe, anticipated. The anticipated benefits of the transaction are based on projections and assumptions, not actual experience, and there can be no assurance that the transaction will have a beneficial effect on our short or long-term business objectives.
Both the Snowflake entities and Catalytica have incurred significant losses since inception. We anticipate incurring significant losses until we are able to commence operations of the Snowflake plant and we likely will continue to incur losses, which may be significant, even upon operation of the plant.
     The Snowflake entities have a history of losses. For the period since inception and ending June 30, 2007, the Snowflake entities have incurred losses of approximately $12,362,000. For the six- month periods ended June 30, 2007 and June 30, 2006, the Snowflake entities incurred net losses of approximately $3,915,000 and $1,795,000, respectively. For the twelve months ended December 31, 2006 and December 31, 2005, the Snowflake entities incurred net losses of approximately $6,800,000 and $1,640,000. Catalytica also has had a history of losses and incurred net losses of $8,272,000 and $3,936,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, Catalytica had a retained deficit of $150,574,000.
     We anticipate that we will incur losses, which may be significant; at least until the Snowflake plant is completed and fully operational. Even upon operation, if our costs to operate the Snowflake plant are higher than anticipated or if power production from the plant is lower than anticipated, we likely will continue to incur losses, which may be substantial. Further, even if the Snowflake plant operates as expected, we likely will continue to incur losses, which may be significant, because of the level of our corporate overhead, including the costs of seeking to pursue our growth strategy. Thus, until we acquire or develop additional power plants which generate positive income, we likely will continue to incur losses. No assurance can be given that we will generate sufficient revenues to allow us to become profitable or to sustain profitability if we were to become profitable.
We anticipate incurring significant negative cash flow until the commencement of operations of the Snowflake plant and we likely will continue to incur negative cash flow even after the commencement of operations of the Snowflake plant. Such negative cash flow may exceed our remaining funds.
     At September 30, 2007, Catalytica had cash, cash equivalents and short-term investments of approximately $13.3 million. Substantially all of the Snowflake entities’ cash is restricted and is dedicated to construction of the plant, obtaining and storing fuel and related activities. We anticipate using significant funds to complete the construction of the Snowflake plant, to seek to acquire and/or develop additional renewable energy power plants, and to pay anticipated operating expenses and corporate overhead. We anticipate that we likely will be required to use $2 million to cover our obligation to indemnify Robert Worsley, our CEO, for anticipated cost-overruns for the construction of the Snowflake plant. Although many of these cash expenditures will not constitute an expense for accounting purposes, they will all require the use of our cash, cash equivalents and short-term investments, together with draws under the credit facility with CoBank, ACB (“CoBank”), the primary lender in the credit facility relating to the Snowflake plant. The total cash consumption is likely to be significant and it may potentially require the use of all of our remaining funds. In such event, we would be required to seek additional funds, which may not be available on favorable terms or may not be available at all. Further, although we expect the Snowflake plant to generate positive cash flow upon operation, any operational problems or unanticipated expenses could result in negative cash flow, which also could require us to seek additional capital. Even if the Snowflake plant generates positive cash flow in the amount anticipated, we do not believe such cash flow will be sufficient to cover our corporate overhead. Moreover, if the Snowflake plant performs poorly or costs of operations are significantly higher than anticipated, it is possible that the cash flow from the operation of the Snowflake plant may not be sufficient to pay the indebtedness on the plant, in which case we may default on the debt financing secured by the plant. Any of these scenarios would have a material adverse effect on our business, financial condition and results of operations.
We will need significant additional capital to pursue our growth strategy. We may not be able to raise the capital we need on favorable terms, if at all. We may not be able to obtain necessary capital because of restrictions in our current and future financing arrangements, and in the event Mr. Worsley is no longer serving as our Chief Executive Officer the Snowflake entities could lose their existing financing due to requirements of the financing arrangements.
     In order to pursue our growth strategy, we will need significant additional capital. This may take the form of equity or debt financing, including the issuance of common stock, convertible debt, warrants and project-specific financing. We cannot anticipate the terms of any such financing. Any such financing likely will be dilutive to existing stockholders. The Snowflake entities’ current financing arrangements with CoBank for the Snowflake plant (which relate to both the construction and term loans from CoBank and the industrial development bonds so long as CoBank’s letter of credit supports such bonds) require that Mr. Worsley’s ownership interest in us is at all times at least 50.1% and we maintain directly or indirectly 100% of the economic interest in and voting power of the Snowflake entities. Further, at any time after the earlier of April 1, 2009 or one year after the commencement of the operation of the Snowflake biomass plant, Mr. Worsley’s ownership interest in us may fall below 50.1% without an event of default occurring under the financing arrangements with CoBank provided that we maintain directly or indirectly 100% of the economic interest in and voting power of the Snowflake entities and Mr. Worsley continues to exercise titular and effective managerial control of us. This provision significantly restricts our ability to use equity financing for future projects. This may require us to use more debt financing than would otherwise be appropriate and may increase the risk of any future financing. No assurance can be given as to the effect of any future equity or debt financing or the effect on our business or financial condition. Additionally, if we fail to comply with this provision, we would be required to seek a waiver from, or renegotiate our existing financing arrangements with, CoBank. In addition, in the event of the death of Mr. Worsley, the CoBank financing arrangements require that his economic and voting interests in us be transferred within one year of his death to a U.S. incorporated entity having a substantial part of its business in the electric energy generation business and which has at least an investment grade rating on its unsecured senior long-term debt and compliance with certain other requirements. If such transfer does not occur, we would be required to seek a waiver from, or renegotiate our then existing financing arrangements with CoBank or we would be in default under such financing arrangements.
Robert Worsley is our controlling stockholder and ultimately he will have the power to elect our entire Board of Directors.
     An affiliate of Robert Worsley, the Robert M. and Christi M. Worsley Revocable Trust, or the Worsley Trust, owns 3,774,048 shares of our common stock constituting approximately 58.7% of the outstanding shares of our common stock as of November 9, 2007, subject to a reduction of approximately 0.8% related to the net proceeds from the sale of SCR-Tech in excess of $7.5 million, and warrants to acquire up to an additional 2,473,023 shares of our common stock, which if vested and exercised would result in the Worsley Trust owning approximately 70% of our outstanding common stock. Thus, Mr. Worsley is our controlling stockholder. Although four of our current board members are independent directors who have not been selected by Mr. Worsley, and such directors may appoint an additional independent director, after one year Mr. Worsley may nominate directors to replace two of the independent directors upon expiration of their terms, and will likely own enough shares to cause his nominees to be elected. In such event he will control a majority of our board of directors. However, our certificate of incorporation requires that at all times after the expiration of the initial term of our Class III directors, all of whom are independent directors, our Board of Directors must maintain a Special Committee comprised of at least three independent directors, which shall have the authority to approve or disapprove any related party transactions, among other powers, and provides that after the expiration of the initial term of the Class III directors, members of the Special Committee must be appointed by a majority of the independent directors from among the independent directors then serving on the Board. Further, pursuant to the Contribution and Merger Agreement, the Worsley Trust and its affiliates (“Worsley”) have agreed to vote all shares of our common stock owned by Worsley to maintain at least three independent directors on our Board of Directors. Although this provision provides some limits on Mr. Worsley’s authority with respect to related party transactions, it will not prevent him from controlling a majority of our Board of Directors. Thus, apart from the restrictions on related party transactions and any fiduciary obligations to stockholders under applicable corporate law, Mr. Worsley will be able to control our operations as he deems appropriate. Mr. Worsley’s ownership of a majority of our common stock and ultimate ability to elect all of our directors creates inherent conflicts of interest which could have an adverse effect on stockholders and our business.
We are substantially dependent on Robert Worsley for our success.
     Robert Worsley is our President, Chief Executive Officer and Chairman of our board of directors, and through the Worsley Trust, owns approximately 58.7% of our common stock, subject to a reduction of approximately 0.8% related to the net proceeds from the sale of SCR-Tech in excess of $7.5 million, and warrants that, if fully vested and exercised, would increase his beneficial ownership of our common stock to approximately 70%. Thus, the success of Renegy will be principally dependent on Mr. Worsley. No assurance can be given that Mr. Worsley will prove to be a successful Chief Executive Officer of Renegy. If Mr. Worsley is unable or unwilling to serve as our Chief Executive Officer, it may be difficult to retain a similar executive. Although we are maintaining a $5 million “key man” insurance policy on Mr. Worsley, such insurance will not provide for payment in the event of a disability or his departure as Chief Executive Officer, other than in the event of death.
We will be required to file one or more registration statements to allow the Worsley Trust to sell the shares of Renegy common stock and shares of Renegy common stock issuable upon exercise of its warrants.
     Pursuant to a registration rights agreement, we have agreed to file one or more registration statements to allow the Worsley Trust to register for resale the shares of our common stock, and shares of our common stock issuable upon exercise of the warrants held by the Worsley Trust. The expenses of registration will be borne by us and may require us to use our cash, cash equivalents and short-term investments, depleting our available cash reserves. The expenses of registration may include fees to be paid to accountants, attorneys and other third parties.
The warrants issued to the Worsley Trust may limit our ability to raise additional capital and may significantly dilute existing stockholders.
     The Worsley Trust holds warrants to acquire 2,473,023 shares of our common stock at an exercise price of $16.38 per share that, if vested and exercised in full, would result in the Worsley Trust owning approximately 70% of our outstanding common stock. The warrants vest upon the occurrence of certain events, with one-third of the warrants vesting upon commencement of operation of the Snowflake biomass power plant in accordance with the existing power purchase agreements by July 1, 2008, and with the remaining two-thirds vesting upon the development or operation of additional power plants. The warrants will expire no earlier than October 1, 2011 and no later than October 1, 2013. If and when the warrants are exercised, common stock will be issued and our existing stockholders will be diluted. In addition, the existence of the warrants may deter potential investors from investing in us because of the dilutive effects.
The use of our net operating loss carryforwards is severely limited because of the change in control that occurred in the transaction.
     Catalytica has significant net operating loss carryforwards, or NOLs, from its prior operations. These NOLs expire commencing in 2020 and continuing through 2027. However, we likely will not be able to use any significant amount of such NOLs to offset any potential income taxes in the future because the transaction resulted in an ownership change under the Internal Revenue Code and because of the nature of Catalytica’s assets and certain other factors. Thus, if we become profitable, in general we will only be able to employ a nominal amount of Catalytica’s NOLs per year to apply against profits to reduce any potential income taxes. Further, use of Catalytica’s NOLs may potentially be subject to additional limits resulting from ownership changes that occurred prior to the proposed transaction. No assurance can be given that we will in fact be profitable such that we will be able to use the NOLs.

We may not have sufficient management to address our diverse business activities. If we are unable to attract or retain key personnel, our ability to manage our business could be harmed. We will have a limited number of management and accounting personnel and we may have difficulty complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
     Our management team will be responsible for all of our combined operations, including successfully completing the construction of, and operating, the Snowflake biomass power plant, exploring and evaluating potential acquisitions of renewable energy plants, building and operating renewable energy plants, and exploring and evaluating other strategic growth opportunities for our business. In light of the limited number of management level employees and the increasing number of federal and NASDAQ regulatory requirements, substantial burdens will be placed on our management. It may prove difficult for management to successfully operate these areas and meet the demands and requirements of our business activities. Our future success will therefore depend on attracting and retaining additional qualified management and technical personnel. No assurance can be given that management resources will be sufficient to address our current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities. Further, our inability to hire qualified personnel on a timely basis, or the departure of any key employee, could harm our expansion and commercialization plans. We will become subject to the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the first time in 2008, based on current SEC regulations. As a result of the limited number of financial personnel we employ, we may have difficulty complying with the requirements of Section 404 as a result of the inability to segregate duties and other limitations resulting from our small employee base. Any failure to meet such requirements could have a material adverse effect on us. For example, financial markets could interpret such failure to comply negatively and the price of our stock may decline as a result.
Our management has limited experience in certain aspects of our business.
     Robert Worsley and our management have limited experience in the operation of a renewable energy business. As a result, there can be no assurance that we will be able to effectively manage and grow our company. We cannot assure you that we will be able to hire experienced managers in the future.
We may be subject to indemnification claims from Worsley for breaches of representations and warranties and covenants in the contribution and merger agreement. If such claims were to be successful, stockholders could suffer a significant further dilution in ownership.
     The Contribution and Merger Agreement provides that Worsley on the one hand, and Catalytica and us, on the other, will indemnify each other against breaches of, or the failure to perform or satisfy any of, their respective representations, warranties, covenants and agreements made in the Contribution and Merger Agreement or in any document or certificate delivered by any of them at the closing pursuant to the Contribution and Merger Agreement. The respective indemnification obligations of the parties generally survive until April 1, 2009 and are generally subject to a deductible of $250,000 and a cap of $10 million. In addition, amounts paid to Worsley on account of indemnification are subject to a “gross up” to reflect Worsley’s approximately 58.7% ownership of our common stock, which means that for every $1 of damages, we will be required to pay Worsley an amount equal to $1.41. Payment of indemnification may be generally satisfied in cash or in stock at an agreed value of $12.25 per share. If any potential indemnification claim arises against Worsley, the three independent Class III directors will be responsible for determining how to proceed with any such claim, which may present problems insofar as conflicts arise between Class III directors and Mr. Worsley, our President, Chief Executive Officer and Chairman. In addition, any successful indemnification claims by Worsley against us would increase Worsley’s ownership of our common stock and reduce the ownership of our common stock by other stockholders or significantly reduce our cash if we elect to settle any such claim by paying cash in lieu of issuing additional stock. Any claims we may have against Worsley could increase the ownership of our stock by stockholders other than Worsley. However, such claims likely will result from situations where we have suffered economic harm and thus the overall value of our stock may be reduced. Further, any indemnification claims likely will result in substantial legal and other fees which could have a material adverse effect on us.
Our board of directors is divided into three classes of directors and such structure may create conflicts between the independent Board members and Mr. Worsley.
     Our board of directors is divided into three classes of directors. Two independent directors in Class I have an initial one year term, and three independent directors in Class III have an initial three year term. Mr. Worsley and a designee to be chosen by him comprise the Class II directors. Although Mr. Worsley is our President, Chief Executive Officer and Chairman and controls a majority of our stock, he will not be able to control a majority of our board of directors until the term of the Class I directors expires approximately one year after the closing of the Transaction. At that time, he will be able to elect both Class I directors. Mr. Worsley may choose to nominate different directors or choose to re-elect the current Class I directors. There may be conflicts between Mr. Worsley and the independent directors as a result of this board structure. In addition, potential indemnification claims may further complicate the board structure and dynamics. Any such board disputes likely would negatively impact us and our stockholders.
Our anticipated rapid growth strategy could strain our resources and cause our business to suffer.
     We anticipate pursuing a rapid growth strategy to expand our renewable energy plant portfolio, currently consisting of the Snowflake power plant, through acquisition of additional renewable energy plants and the development and construction of such plants. This growth strategy will place a strain on our management systems, infrastructure and resources. Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce. Further, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.
Many of the risks of our business, including the risk of fire, have only limited insurance coverage and many of our business risks are uninsurable.
     Our business operations are subject to potential environmental, fire, product liability, employee and other risks. Although we have insurance to cover some of these risks, the amount of this insurance is limited and includes numerous exceptions and limitations to coverage. Further, no insurance is available to cover certain types of risks, such as acts of god, war, terrorism, major economic and business disruptions and similar events. In addition, our insurance will not be adequate to cover lost revenues, increased expenses or liquidated damages payments. In the event we were to suffer a significant environmental, fire, product liability, employee or other claim in excess of our insurance or a loss or damages relating to an uninsurable risk, our financial condition could be negatively impacted. The fuel source we use for our biomass plant is subject to substantial fire risk. In addition, the cost of our insurance has increased substantially in recent years and may prove to be prohibitively expensive, thus making it impractical to obtain insurance. This may result in the need to abandon certain business activities or subject ourselves to the risks of uninsured operations. Moreover, to the extent we make insurance claims, we risk not being able to renew insurance policies at reasonable rates or at all. In this regard, two recent fires in the wood chip fuel storage piles at the Snowflake plant have resulted in a substantial loss of wood fuel inventory and significant insurance claims. The first fire, in April 2007, destroyed approximately 20,000 tons of wood chips. Snowflake made a claim with its insurer in the amount of approximately $663,000, which included the cost of the lost wood chips as well as costs incurred fighting the fire. Snowflake settled this claim with its insurer in the amount of approximately $361,000 due to an under-insurance issue discovered as part of the settlement process. Shortly after this first fire, the under-insurance issue was corrected. In June 2007, the wood chip piles again caught fire and the fire spread to nearby log piles. This fire resulted in a loss of approximately 12-15 months of wood fuel and damage to equipment used by Renegy LLC. The Snowflake entities have submitted a claim to their insurer in the amount of approximately $3.1 million. As of November 14, 2007, $3.0 million of that claim has been paid. The wood fuel remaining in storage after the fire is sufficient to supply the power plant’s boiler for approximately 18 months. Additionally, the Snowflake entities have fuel supply contracts in place that, once acted under by the Snowflake entities, will provide at least an additional one-year supply of fuel. Also, to mitigate the risk of future fires and fire damage, the Snowflake entities have begun geographically separating the biomass stored for fuel so that a fire incident is less likely to spread among fuel storage piles as it did in the June 2007 fire incident. Despite these changes, we cannot be certain that the Snowflake entities’ insurer or any other insurer will provide fire insurance upon the expiration of the current policy in March 2008, or that even if such insurance is available, it will not be cost prohibitive to obtain insurance for damage or destruction to the stored fuel. If the Snowflake entities are unable to obtain such insurance, there could be a default under the Snowflake entities’ financing arrangements. Certain of our insurance policies with respect to the Snowflake entities currently overlap with other companies owned by affiliates of the Worsley Trust. Thus, a claim by any of such affiliates will reduce the coverage available to the Snowflake entities, thus increasing the risk of an uninsured claim.

We have indemnified CoaLogix for certain matters in connection with the sale of SCR-Tech to CoaLogix; Catalytica has indemnified Kawasaki Heavy Industries and Eaton Corporation for certain matters in connection with the sale of its gas turbine assets and its diesel technologies and Catalytica may be subject to other liabilities from its activities prior to these sales.
     In November 2007, Catalytica sold its SCR-Tech subsidiary to CoaLogix Inc., a wholly-owned subsidiary of Acorn Factor, Inc. In connection with that sale, we agreed to indemnify CoaLogix for any breaches of various representations and warranties made to CoaLogix by Catalytica in connection with the sale. These indemnities are generally limited to the purchase price of $9.6 million. Thus, we may be subject to claims if Catalytica breached any of such representations and warranties. In September 2006, Catalytica sold its gas turbine assets to Kawasaki. Although this sale resolved all potential prior claims with Kawasaki and its affiliates, Catalytica agreed to indemnify Kawasaki for any breaches of various representations and warranties made by Catalytica to Kawasaki in connection with the sale of the gas turbine assets. These indemnities generally are limited to the purchase price of $2.1 million. Catalytica also agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007, and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008 to satisfy any indemnification claims from Kawasaki. In October 2006, Catalytica sold its diesel technologies and related assets to Eaton, and Catalytica agreed to indemnify Eaton for any breaches of various representations and warranties made by Catalytica to Eaton in connection with the sale, also generally limited to the purchase price of $2.4 million. Thus, Catalytica may be subject to claims if it breached any of these representations and warranties to Kawasaki or Eaton, and any such claim against Catalytica could harm our financial results. Further, Catalytica may be subject to claims from its operation of the diesel technologies and its diesel retrofit and gas turbine activities prior to the sales to Kawasaki and Eaton, including potential environmental, business and governmental claims, including the risk of potential repayment of sums received from government funded research and development activities if such programs are audited and the applicable agency requires a reduction in allowed payments to us. No assurance can be given as to the amount of any such potential liability or the likelihood of any claims for such activities.
We will incur substantial costs as a result of being a public company.
     As a public company, we will incur significant legal, accounting, and other expenses. In addition, both the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the SEC and NASDAQ have required changes in corporate governance practices of public companies. These new rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities. We expect these rules and regulations to further increase our legal and financial compliance costs and to make compliance and other activities more time-consuming and costly. In addition, we will incur costs associated with our public company reporting requirements. Further, due to increased regulations, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We have attempted to address some of these attraction and retention issues by offering contractual indemnification agreements to our directors and executive officers, but this may not be sufficient. We will continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
The market price of our common stock is likely to be highly volatile and may decline.
     The market price of our common stock is likely to be highly volatile as a result of, among other things, the limited amount of shares of our common stock available for trading, which means that relatively limited amounts of purchases or sales of our stock could have a significant effect on the market price. Factors that could cause fluctuation and declines in our stock price may include, but are not limited to:
•	the nature, amounts and trends with respect to our net losses and cash consumption;

•	the amount of our capital resources and our potential need to seek additional funding;

•	announcements regarding the construction and operation of the Snowflake plant;

•	announcements regarding additional renewable energy plants;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	the effectiveness and commercial viability of our renewable energy plants and products and services offered by us or our competitors;

•	announcements by us or our competitors of technological innovations, new products, significant acquisitions or mergers, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	changes in environmental regulations;

•	additions or departures of key personnel;

•	concentration of ownership in our common stock by Robert Worsley and his affiliates;

•	our limited number of stockholders; and

•	our potentially limited trading volume.
     Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline regardless of our operating performance. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.
     We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and investors should not rely on them as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:
•	our ability to successfully start up and operate the Snowflake plant and our ability to expand our renewable energy business;

•	market acceptance of renewable energy and the status of government regulation;

•	cost of energy for renewable energy power as compared to more traditional power sources;

•	the cost of our raw materials and key components;

•	the success of potential new competition;

•	the development of our customer relationships; and

•	general economic conditions, which can affect our customers’ capital investments and the length of our sales cycle.
If certain business restrictions on Worsley are not enforced or we fail to exercise our rights with respect to certain of those restrictions, then it could have a material adverse effect on our business.
     Mr. Worsley and various entities affiliated with him engage in various business activities throughout the state of Arizona. In addition, Mr. Worsley or his affiliates own approximately 80,000 acres of land in Arizona. Mr. Worsley has agreed in the Contribution and Merger Agreement to not participate in or facilitate, fund, support or undertake any project in the renewable energy field or to allow any real property owned by him to be leased, transferred or otherwise used for any such renewable energy project without first granting Renegy a right of first refusal with respect to such property. T. Although we believe these provisions are enforceable, it is possible a court could find such provisions to be overly broad and partially or entirely unenforceable. In such event if, Mr. Worsley allows his land to be used by others for renewable energy purposes, our financial condition and results of operations may suffer.
The Snowflake entities have very little operating history from which to evaluate their business and performance.
     Snowflake was formed in 2003 and remains in the early stages of its development. Snowflake is developing a 24 megawatt (“MW”) biomass power plant that will use wood, wood materials and recycled paper sludge as a fuel supply. However, the biomass power plant has not yet been completed. Snowflake has limited experience in the construction and operation of biomass power plants such as the one it is currently constructing. Because of this limited experience, there can be no assurance that Snowflake will ever be profitable.
     Renegy LLC and Renegy Trucking were formed in 2004 and 2005, respectively. Renegy LLC’s business consists primarily of procuring wood and wood materials to be used as a fuel source in the Snowflake biomass power plant. Renegy LLC obtains wood and wood materials through various contracts with third parties, including numerous contracts with the United States Department of Agriculture Forestry Service that allow Renegy LLC to remove wood and wood materials from land owned by the Forestry Service. However, due to two recent fires in the wood chip and log piles, which resulted in an amendment to the Snowflake entities’ financing arrangements such that less wood fuel is required to be stored at the Snowflake plant site, as described in detail elsewhere in these risk factors, we expect Renegy LLC will be scaling back its fuel procurement activities and will be increasing its activities related to the sale of processed wood materials. Renegy Trucking’s business consists solely of transporting fuel supplies from sites where Renegy LLC is operating and delivering the fuel supplies to the Snowflake biomass power plant.
Snowflake may experience biomass power plant development and construction risks and the construction of the Snowflake biomass power plant may not be completed on time.
     Snowflake’s success in constructing its biomass power plant is dependent on third parties’ performance of contractual obligations under construction agreements. The construction of the Snowflake biomass power plant involves many risks, including those described elsewhere in these risk factors and the following:
•	the inaccuracy of Snowflake’s assumptions with respect to timing;

•	supply interruptions or shortages;

•	shortages and inconsistent qualities of equipment, material and labor;

•	failure by key contractors and vendors to timely and properly perform;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	unanticipated cost overruns; and

•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism.
     We cannot predict the impact of these risks on Snowflake’s business or operations. Any one of the above risks could give rise to delays, cost overruns or the termination of plant construction, and could result in the loss (total or partial) of Snowflake’s financing due to the failure to meet construction deadlines that are required under the Snowflake entities’ financing agreements and/or the power purchase agreements.
Our initial performance will be highly dependent on successfully completing construction and commissioning of the Snowflake plant by July 1, 2008, and commencing delivery of power to Arizona Public Service and Salt River Project by July 1, 2008. If we fail to successfully complete the plant and commence delivery of power by such date, the Snowflake entities will be in breach of their power purchase agreements, Arizona Public Service and Salt River Project will be able to terminate their respective power purchase agreements with the Snowflake entities and we risk losing our entire investment in the plant.
     The Snowflake entities currently are constructing the Snowflake plant on land leased from Abitibi Consolidated at its paper mill located near Snowflake, Arizona. Currently we have no other renewable energy projects under construction and we have no agreement at this time to develop or acquire any other renewable energy project. Thus, the success of our renewable energy business will initially be highly dependent on the completion, commercial operation and performance of the Snowflake plant. If we cannot successfully complete and operate the Snowflake plant, we will be unlikely to generate sufficient cash flow or have sufficient credibility with future potential lenders to construct or acquire additional renewable energy projects.
     Project costs to achieve commercial operation of the power plant, as defined in the Snowflake entities’ financing agreements with CoBank, have been budgeted at approximately $67 million. We anticipate that project costs will exceed this $67 million budget by at least $2 million, as described below. In addition, the Snowflake entities have incurred approximately $6.7 million in initial start-up and capitalization costs which are not included in the CoBank budget. The Snowflake entities have entered into various contracts with third party contractors to construct the plant. There is no overall EPC (engineering, procurement and construction) general contractor, and the Snowflake entities are officially serving in that capacity. As a result, there is no independent party that is responsible and accountable for costs that exceed the CoBank project cost budget or project delays. There have been a number of delays and cost overruns in connection with the construction of the Snowflake plant to date. Although there is a contingency reserve for cost overruns, we believe it is more likely than not that this contingency will not be sufficient to cover costs that are anticipated to exceed the project costs set forth in the CoBank budget. We will be responsible for the first $2 million of costs that exceed such project cost budget pursuant to our agreement to indemnify Robert Worsley for such overruns, and Mr. Worsley will be liable for any remaining overruns.
     The Snowflake entities must complete construction of the plant, achieve commercial operation and successfully deliver power to Arizona Public Service and Salt River Project by July 1, 2008, in accordance with the terms of the power purchase agreements with these parties. If the Snowflake entities fail to timely complete the construction of the plant and deliver power by such date in the quantities required by the power purchase agreements, the Snowflake entities will be in default under both the power purchase agreements and the credit agreements under which the plant is financed, and both Arizona Public Service and the Salt River Project will be able to terminate the power purchase agreements and seek damages against the Snowflake entities. In such event, the Snowflake entities could be liable for significant damages and could lose their entire investment in the Snowflake plant, which would have a material adverse effect on our business and financial condition, and could even result in our need to cease operations. If the number and amount of delays on various construction items that have occurred to date were to continue, there is a substantial risk that the Snowflake plant will not achieve commercial operation in the timeframe required to meet its obligations under the power purchase agreements. No assurance can be given that the Snowflake entities will successfully complete the Snowflake plant in the required time period to comply with the terms of the power purchase agreements and the credit facilities relating to the Snowflake plant.
Our future financial performance depends on the successful operation of the Snowflake biomass power plant, which is subject to various operational risks.
     Our future financial performance depends on the successful operation of the Snowflake biomass power plant. The cost of operation and maintenance and the operating performance of the Snowflake biomass power plant may be adversely affected by a variety of factors, including:
•	regular and unexpected maintenance and replacement expenditures;

•	performance below expected levels of output or efficiency;

•	shutdowns due to the breakdown or failure of equipment or the equipment of the transmission-serving utility;

•	labor disputes and work stoppages;

•	catastrophic events such as fires, explosions, earthquakes, landslides, floods, severe storms or similar occurrences affecting the biomass power plant or any of the power purchasers or other third parties providing services to the biomass power plant; and

•	the inability to procure adequate supplies of fuel at reasonable costs.
     Additionally, Snowflake will be dependent upon a third party operator for the successful operation of its biomass power plant. To the extent that this third party does not fulfill its obligations, the biomass power plant’s operations could be adversely affected.
The Snowflake entities’ inability to procure and maintain fuel supplies that are sufficient for the operation of the biomass power plant could result in a default under the Snowflake entities’ financing agreements. Due to various recent fires in the wood chip fuel storage piles at the Snowflake plant, the Snowflake entities may not have sufficient fuel stored prior to commencement of plant operations to meet the requirements of the Snowflake entities’ financing agreements.
     Under their financing agreements, the Snowflake entities are required to procure specified amounts of fuel supplies by certain dates. Other than Abitibi Consolidated, Renegy LLC is the Snowflake entities’ sole supplier of fuel supplies, and is dependent upon contracts with third parties to procure fuel supplies. Renegy Trucking is solely responsible for receiving and delivering fuel supplies from Renegy LLC to Snowflake. Renegy LLC’s ability to procure the required amounts of fuel supplies is dependent on the availability of large quantities of wood, wood chips and other organic waste resources. While the Snowflake entities have or are expected to have agreements relating to the supply of fuel, these agreements may not cover all of the Snowflake entities’ requirements for such resources. Moreover, demand from other fuel purchasers, labor shortages, inclement weather, fires and other events beyond the Snowflake entities’ control could impede or prohibit entirely Renegy LLC’s ability to timely procure fuel supplies, Renegy Trucking’s ability to timely deliver fuel supplies to Snowflake and Snowflake’s ability to maintain the requisite fuel supplies. There have been two recent fires in the wood chip fuel storage piles at the Snowflake plant. The first fire, in April 2007, resulted in a loss of approximately 20,000 tons of wood chips and approximately $663,000 in costs and expenses related to the fire. The second fire, in June 2007, resulted in a loss of approximately 12-15 months of wood fuel supply, as well as damage to equipment used by Renegy LLC. To mitigate the risk of future fires and fire damage, the Snowflake entities have begun geographically separating the biomass stored for fuel so that a fire incident is less likely to spread among fuel storage piles as it did in the June 2007 fire incident. The CoBank financing arrangements previously required the Snowflake entities to have a 2 1/2 years’ supply of fuel by the start of the operation of the Snowflake plant. The Snowflake entities successfully negotiated to modify the fuel stockpile requirements under their financing arrangements. The Snowflake entities’ financing arrangements now require the Snowflake entities to maintain a 2 1/2 year availability of fuel (other than paper sludge) either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such 2 1/2 year availability of fuel (other than paper sludge) is on the plant site at all times. In addition to reducing the risk of spontaneous fires, keeping a smaller amount of fuel supply on hand will render future fires more manageable and limit the amount of losses for any particular fire. However, lowering the amount of stored fuel may decrease the Snowflake entities’ ability to maintain fuel supply sufficient for the operation of the Snowflake plant and, in any event the Snowflake entities may not be able to comply with the modified fuel storage requirements. Failure to comply would result in a default under the Snowflake entities’ financing agreements. No assurance can be given that the Snowflake entities will continue meeting the requirements of their financing agreements and power purchase agreements to procure the specified amounts of fuel supplies by the required dates.
Snowflake’s power purchase agreement with Salt River Project contains an availability requirement that mandates operation of Snowflake’s plant during each year for a period of time that is equal to approximately 90% of each year.
     If Snowflake fails to operate its power plant for a period of time that is equal to approximately 90% of each year during the term of its power purchase agreement with Salt River Project, Snowflake will be in default of the agreement. Although we believe that the Snowflake plant will be online for approximately 90% of each year, we cannot be certain that a force majeure event or any other cause will result in the plant failing to produce electricity for approximately 90% of each year. Further, during initial operations, there may be various start-up issues which increase the risk that the power plant may not be online for approximately 90% during the first year.
The power purchase agreements for the Snowflake plant are long-term contracts and we must avoid defaults under these agreements in order to service the debt on the Snowflake project and avoid defaults under other agreements. Our future renewable energy projects likely will be subject to long-term power purchase agreements and similar terms and conditions.
     Revenue paid to the Snowflake entities under the power purchase agreements will be essential to service the debt on the Snowflake plant. The power purchase agreements relating to the Snowflake plant require the Snowflake entities to meet certain performance criteria relating to amounts of energy production. The failure of the Snowflake entities to satisfy these criteria may subject them to claims for damages or termination of the agreements. If such a termination were to occur, the Snowflake entities would lose the cash flow related to the Snowflake plant and would default on the debt related to the plant. Future renewable energy projects likely will be subject to similar power purchase agreements with specific energy production requirements and to debt obligations. In addition, although we have not guaranteed the performance of the Snowflake entities under the power purchase agreements, in the future we may be required to provide such a guarantee in respect of the Snowflake plant or other renewable energy projects in order to obtain third-party financing for such projects. In such circumstances, a default on a particular project would not only threaten the investment in that particular project, but also could have an adverse effect on our business and financial condition as a whole. No assurance can be given that we will be able to perform our obligations under any particular power purchase agreement, including the power purchase agreements with Arizona Public Service and Salt River Project, or that we can avoid terminations under such agreements or damages related to any such contract terminations.
The power purchase agreements for the Snowflake plant are long-term contracts which provide for a fixed rate purchase price, with annual increases such that if our fuel and other costs increase more than anticipated we may not have positive cash flow from the operation of the plant. Our future renewable energy projects likely will have long-term power purchase agreements with fixed prices for sale of power and thus likely will subject us to the same risk of unanticipated increases in fuel and other costs.
     The existing power purchase agreements relating to the Snowflake plant are binding, long-term contracts that provide fixed prices with annual increases for the sale of power to Arizona Public Service and Salt River Project. Our business model assumes that the sales price for such power under the power purchase agreements will be greater than our costs of fuel and operation of the Snowflake plant and payment of debt service, resulting in a positive spread and thus positive cash flow from the operation of the Snowflake plant. However, if the costs of obtaining wood waste or other fuel or if operating costs for the Snowflake plant increase more than we anticipate or if we are unable to obtain paper mill sludge from the Abitibi paper mill, the Snowflake plant may incur negative cash flow during some or all periods of operation. If such negative cash flow were to occur, it would have a material adverse effect on our business and financial condition. Future renewable energy projects likely will have power purchase agreements with fixed sales prices for power production, and thus we will likely be subject to similar risks on these future projects.
The existence of a prolonged force majeure event affecting the Snowflake biomass power plant could prohibit the Snowflake entities from performing under their power purchase agreements with their power purchase customers. The existence of a force majeure event affecting the transmission systems of the relevant power purchasers could reduce the Snowflake entities’ future net income and materially and adversely affect the Snowflake entities’ business, financial condition, future results and cash flow.
     The operation of the Snowflake biomass power plant is subject to a variety of risks discussed elsewhere in these risk factors, including force majeure events such as fires, explosions, earthquakes, landslides, floods, severe storms or other similar events.
     If the biomass power plant experiences an occurrence resulting in a force majeure event, Snowflake would be excused from its obligations under the relevant power purchase agreements. However, the relevant power purchaser may not be required to make any capacity and/or energy payments so long as the force majeure event continues and, pursuant to the power purchase agreements, they may have the right to prematurely terminate the applicable power purchase agreement. As a consequence, the Snowflake entities may not receive any net revenues from the biomass power plant other than proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period. Accordingly, the Snowflake entities’ business, financial condition, future results and cash flows could be materially and adversely affected. If the transmission system of the relevant power purchasers experiences a force majeure event which prevents it from transmitting the electricity from the Snowflake biomass power plant, the relevant power purchaser may not be required to make energy payments for such non-delivered electricity and may not be required to make any capacity payments due subsequent to the force majeure event for as long as such force majeure event continues. The impact of such force majeure event would depend on the duration of the event, with longer outages resulting in greater revenue loss.
The Snowflake plant is being constructed with a significant amount of refurbished used equipment and parts and this increases the risk that there will be problems in the construction and operation of the plant.
     A significant amount of the critical equipment and parts for the Snowflake plant, including the turbine for the operation of plant, will be used and refurbished. Some of this equipment is fairly old. The refurbished turbine for the plant, for example, was manufactured in 1962. Although the use of such equipment has reduced the cost of construction, it increases the risk that a particular piece of equipment or part might fail. The use of previously used equipment and parts increases the risk that the equipment will not operate correctly or as efficiently as new equipment or that repairs or replacement of such equipment may need to be made during the construction or operation of the plant. This may further delay construction and result in additional cost overruns. It also may cause the Snowflake plant to have disruptions in service, which may cause us to breach the energy delivery requirements under the power purchase agreements relating to the plant. Moreover, refurbished used equipment and parts generally have little or no warranty protection as compared to newly manufactured equipment and parts. Further, parts for older used equipment are likely to be more difficult and more costly to obtain.
If the Snowflake entities default on their credit obligations relating to the Snowflake plant, we could lose our entire investment in the plant.
     The construction of the Snowflake plant has been financed in part by the issuance of approximately $39 million of industrial revenue bonds and by a credit facility with CoBank ACB of approximately $14 million. These financing arrangements impose various covenants, limitations and obligations on the Snowflake entities and the operation of the Snowflake plant, including requirements to comply with various debt covenants and operate the Snowflake plant in accordance with the power purchase agreements entered into with Arizona Public Service and Salt River Project. Some of the debt covenants are highly technical in nature and may be triggered even if the Snowflake plant has been fully constructed and is operating in accordance with the terms of the power purchase agreements. The Snowflake entities have in the past triggered violations of the financing covenants. These violations have related primarily to changes in the costs related to the construction of the power plant, the entry into or termination of certain material contracts related to the business of the Snowflake entities and the construction of the plant, and the timely delivery of financial statements to CoBank, all of which have been waived by CoBank. If additional violations occur in the future which are not waived by CoBank, CoBank could declare a default and require the immediate payment of the outstanding debt under the credit facilities and the industrial development bonds and take possession of and foreclose on the assets of the Snowflake entities including the Snowflake plant. In addition, other lenders could withdraw or refuse future financing for further construction of the Snowflake biomass power plant. If the Snowflake entities’ lenders withdraw or refuse future financing for further construction, Snowflake would need to seek substitute financing. We cannot be certain that the Snowflake entities would be able to obtain such substitute financing to complete construction of the Snowflake biomass power plant. This would result in the loss of our entire investment in the Snowflake plant and would have a material adverse effect on our financial condition and results of operations. No assurance can be given that any such defaults will not occur.
Termination of any construction contract related to the construction of the Snowflake biomass power plant could constitute an event of default under the Snowflake entities’ financing agreements.
     Termination or nonperformance of any construction contract related to the construction of the Snowflake biomass power plant could be treated by the Snowflake entities’ lenders as an event of default under the Snowflake entities’ financing agreements. As described elsewhere in these risk factors, this could materially and adversely affect the Snowflake entities’ business and operations.
Cost overruns incurred in connection with the construction of the Snowflake biomass power plant are guaranteed by Robert Worsley. Bankruptcy or insolvency of Robert Worsley would constitute an event of default under the Snowflake entities’ financing agreements.
     Robert Worsley is a guarantor of cost overruns incurred in connection with the construction of the Snowflake biomass power plant. Under the Snowflake entities’ financing agreements, if Robert Worsley becomes bankrupt or insolvent, the

Snowflake entities’ lenders could declare an event of default, refuse to provide further financing and declare existing loan funds immediately due, which would materially and adversely affect the Snowflake entities’ business.
We have agreed to indemnify Robert Worsley for up to $2 million in respect of a personal guaranty to which he and his spouse are parties relating to project cost overruns for the Snowflake plant. If the project cost overruns for the Snowflake plant exceed that amount, and Mr. Worsley cannot satisfy them, then we may be required to pay such cost overruns to preserve our ownership of the plant.
     In connection with the Snowflake power plant project, Robert Worsley and his spouse entered into certain personal guarantees, including one that requires the Worsleys to contribute to the Snowflake entities the costs of paying for project costs that exceed the project cost budget amount of approximately $67 million under the CoBank financing arrangements. We have agreed to indemnify Mr. Worsley for the first $2 million of any such cost overrun. Based on expenses incurred to date and estimated future construction costs to complete the Snowflake plant, we believe it is more likely than not that the overrun will total at least $2 million and that we will be required to indemnify Mr. Worsley for such amount. To the extent that the project cost overrun exceeds $2 million, Mr. Worsley will be required to fund such overrun. Although Mr. Worsley has a significant net worth, a portion of that net worth is illiquid and it is possible that he may be unable to cover such overrun. In such event, we would have a claim against Mr. Worsley for the failure to pay for such overrun, but we may be required to expend our own funds to avoid a default under the credit facilities and power purchase agreements relating to the Snowflake plant so as to protect our investment in the plant. Any decision to expend such funds would be made by the independent Class III directors and not by Mr. Worsley. However, such a situation, were it to occur, likely would result in a significant dispute between us and Mr. Worsley and would likely have a material adverse effect on us.
We have agreed to indemnify Robert Worsley for any claims arising under his guarantee to Salt River Project relating to the payment of all sums owed by Snowflake to Salt River Project under its power purchase agreement with Snowflake and for maintaining a net worth of at least $35 million. If Snowflake fails to deliver power to Salt River Project resulting in monetary liability to Salt River Project under the power purchase agreement, we will be required to pay such sums to Salt River Project. If Robert Worsley’s net worth falls below $35 million, we may also become subject to liability to Salt River Project.
     In connection with the power purchase agreement with Salt River Project, Robert Worsley and his spouse have entered into a personal guaranty agreement in favor of Salt River Project. The guaranty provides that Mr. Worsley and his spouse guarantee the punctual payment when due of all sums of money (including any damages) owed by Snowflake to Salt River Project under the power purchase agreement with Salt River Project. Thus, if the Snowflake plant fails to deliver power to Salt River Project under the terms of the power purchase agreement resulting in monetary liability to Salt River Project and Snowflake cannot satisfy such claim, then we will be required to indemnify Mr. Worsley and his spouse for any claim against Mr. Worsley and his spouse resulting from such claim. This means that a claim that might otherwise be limited to Snowflake may expose us to liability to Salt River Project under the guaranty. The guaranty also provides that Mr. Worsley must maintain a minimum net worth of $35 million. If Mr. Worsley fails to maintain such minimum net worth, then we will be required to indemnify him and his spouse for any damages resulting from the guaranty to Salt River Project. Although Robert Worsley’s net worth is significantly greater than $35 million, no assurance can be given that he will maintain a net worth of at least $35 million over the term of Snowflake’s power purchase agreement with Salt River Project.
The Snowflake plant will need to continually obtain wood waste to provide fuel for the plant. The cost of obtaining this wood waste may significantly increase, or the wood waste may become unavailable, and this could materially adversely affect the profitability of the plant.
     Approximately 50% by weight and 75% by BTUs of the fuel for the Snowflake plant will come from wood waste. This wood waste principally consists of small trees and similar wood harvested from forests in approximately a 50 mile radius from the plant. Two of the Snowflake entities, Renegy LLC and Renegy Trucking, have been removing this wood waste from the surrounding forests pursuant to various contracts with the United States Forest Service and other third parties. In order to comply with former requirements under the Snowflake entities’ financing arrangements, the Snowflake entities had been seeking to procure a 2 1/2 year supply of wood waste to be stored near the site of the plant for fuel. However, due to severe damage resulting from two recent fires in the wood chip fuel storage piles at the Snowflake plant, which are described in detail elsewhere in these risk factors, the Snowflake entities and their lender agreed to a modification of the fuel stockpile requirements under the financing arrangements. The Snowflake entities’ financing arrangements now require the Snowflake entities to maintain a 2 1/2 year availability of fuel (other than paper sludge) either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such 2 1/2 year availability of fuel (other than paper sludge) is on the plant site at all times. However, the cost of obtaining wood waste could significantly increase in the future, or wood waste could become unavailable, because of changes in government regulation limiting or even preventing the removal of wood waste from forests, competition from third parties seeking to use the wood waste for their own energy plants or for other purposes, such as commercial sales of the wood waste, and the cost of gathering and removing wood waste, such as trucking and employee costs. No assurance can be given that the cost of obtaining wood waste will not significantly increase or that wood waste will not become prohibitively expensive. If wood waste were to become prohibitively expensive or unavailable, the Snowflake entities may not be able to profitably operate the Snowflake plant and it may be shut down resulting in the loss of our entire investment in the plant.
The Snowflake entities are engaged in wood waste harvesting which exposes them to significant liability risks.
     Two of the Snowflake entities, Renegy LLC and Renegy Trucking, are involved in wood waste harvesting, principally by removing small trees from forests in a 50 mile radius from the Snowflake plant, and the storage of such wood waste. Renegy LLC and Renegy Trucking own or lease trucks for such purposes and operate a sawmill to cut the trees into wood fuel chips for use as fuel for the plant. These business activities involve significant risks, including the risks of accidents involving trucks causing injuries to third parties and the risk of significant injuries to employees. The storage of wood waste also involves significant risks, including the risk that wood waste will catch on fire and cause property damage or injury to third parties or employees. In this regard, there have been two recent fires in the wood chip fuel storage piles at the Snowflake plant. The cause of the fires was spontaneous combustion created by pressure generated by the weight of the piles, high winds and the natural moisture ground in the wood chips. In each fire, high winds forced oxygen into the piles generating sufficient heat to begin combustion and exacerbated the fire by spreading it to other wood chip and log piles. The first fire, in April 2007, destroyed approximately 20,000 tons of wood chips. The value of the lost wood chips and the costs incurred fighting the fire amounted to approximately $663,000. The most recent fire, in June 2007, resulted in a loss of approximately 12-15 months of wood fuel supply as well as damage to equipment used by Renegy LLC. To mitigate the risk of future fires and fire damage, the Snowflake entities have begun geographically separating the biomass stored for fuel so that a fire incident is less likely to spread among fuel storage piles as it did in the June 2007 fire incident. In addition, the Snowflake entities successfully negotiated to modify the fuel stockpile requirements under their financing arrangements as described elsewhere in these risk factors. Due to an under-insurance issue that was discovered during the settlement process between the Snowflake entities and their insurer, insurance covered only approximately $361,000 of the costs associated with the first fire. After the first fire, this under-insurance issue was corrected. The Snowflake entities have submitted a claim to their insurer in the amount of approximately $3.1 million for the June 2007 fire, of which $3.0 million has been paid as of November 14, 2007. Although the Snowflake entities’ insurers have agreed to continue providing insurance in the future, and the Snowflake entities plan to maintain insurance for such business activities, such insurance may not be sufficient to cover all potential claims, may be cancelled by its insurer in the event of future fires, and the making of these claims may make it difficult or impossible to cost-effectively retain insurance for damage or destruction to such stored fuel. In addition, Renegy LLC and Renegy Trucking have a significant number of employees who perform the work necessary to harvest the necessary wood waste and operate the sawmill, and the costs of labor could increase. Such an increase also would impact the cost of obtaining the wood waste, and therefore could negatively impact the profitability, if any, of the Snowflake plant.
The wood fuel stored at the Snowflake plant is subject to significant fire risk which could result in unanticipated expenses or a default under the wood fuel storage requirements under the financing arrangements for the Snowflake plant.
     The loan covenants with CoBank previously required 2 1/2 years of wood fuel supply, but due to a series of recent fires described elsewhere in these risk factors, the Snowflake entities successfully negotiated to reduce the amount of fuel supply required to be stored under such covenants as described elsewhere in these risk factors. Regardless, the storage of logs and wood chips at the plant site creates an inherent fire hazard. In particular, the wood chip piles are subject to a significant risk of combustion because of the moisture that may reside in the wood chips and the evaporation of the moisture which creates heat that can ignite a fire. Further, it is often very windy at the Snowflake plant site, which increases the risk that a small or simmering fire in one wood chip pile can spread to other wood chip piles. To date, there have been two significant fires that resulted in fire spreading to uncut logs and wood chip piles stored on the site and which caused significant damage to the wood fuel supply and some equipment, as described in more detail elsewhere in these risk factors. To mitigate the risk of future fires and fire damage, the Snowflake entities have begun geographically separating the biomass stored for fuel so that a fire incident is less likely to spread among fuel storage piles as it did in the June 2007 fire incident. Nonetheless, the risk of fire and of a fire spreading among fuel storage piles remains.
     Regardless of the wood fuel storage requirement, Renegy LLC and Renegy Trucking will still need to procure wood fuel in the future to operate the Snowflake plant. There is uncertainty with respect to the costs and availability of the wood fuel supply. Although the Snowflake entities believe procuring and storing one year’s worth of fuel will be achievable, it is possible that the cost of obtaining wood fuel in the future may be significantly higher than it currently costs to obtain such fuel, and this could cause the costs to operate the Snowflake plant to significantly increase, which could prevent the plant from achieving or maintaining profitability. No assurance can be given as to the availability or price of wood fuel in the future, the likelihood of significant fires in the future, or future damage to the stored wood fuel from any such fire.
We will be highly dependent on Abitibi Consolidated for the operation of the Snowflake plant. If Abitibi were to terminate the agreement with us, we would find it extremely difficult or impossible to replace Abitibi’s services, and may not be able to operate the Snowflake plant. Abitibi has announced that it must sell its paper mill to comply with U.S. Justice Department requirements and it is uncertain who will acquire the paper mill.
     The Snowflake plant is being constructed immediately adjacent to the Abitibi paper mill near Snowflake, Arizona, on land leased from Abitibi. The Snowflake plant will depend on Abitibi for paper mill sludge, which will represent about 50% by weight and 25% by BTUs of the fuel source for the operation of the Snowflake plant, with the remaining fuel being provided by wood waste, principally from wood gathered from surrounding forests in an approximately 50 mile radius from the plant. Pursuant to the Snowflake entities’ agreement with Abitibi, this paper mill sludge will be provided without charge to the Snowflake entities, as this saves Abitibi the cost of burying the sludge on its property. Furthermore, under the Snowflake entities’ agreement with Abitibi, Abitibi will operate the Snowflake plant, including providing the management, administrative services, personnel, tools, materials, parts and consumables necessary to operate and maintain the plant. Abitibi will also provide the Snowflake entities with access to the electrical grid at Abitibi’s substation and various critical services. In exchange for providing such services, the Snowflake entities will reimburse Abitibi for all operational costs associated with Abitibi’s operation of the plant and pay Abitibi an annual incentive bonus based upon achievement of certain operational capacity targets. Additionally, Snowflake will make a one-time payment of $500,000 to Abitibi as Snowflake’s share of the cost of constructing the substation that will provide access to the electrical grid, and in connection with this payment, Snowflake will receive a 20% ownership interest in the substation and a transmission line emanating from the substation to the point of interconnection with the electrical grid. Abitibi may cease operation of its paper mill or terminate its agreement regarding substation access, critical shared facilities and services, or the supply of paper mill sludge. If Abitibi terminates its lease agreement with the Snowflake entities and no longer provides the Snowflake entities with access to the substation, the Snowflake entities will be required to negotiate a new interconnection agreement with APS. If Abitibi ceases to operate the Snowflake power plant in accordance with the lease agreement, the Snowflake entities would need to find a substitute party to operate the plant. In such an event, pursuant to the terms of the lease agreement, Abitibi will be required at the request of Snowflake and at Snowflake’s expense to train a new operator. Further, such a termination would not be effective until, upon Abitibi’s request, a new interconnection agreement is in place and, in any event, the earlier of the date upon which a new operator agreeable to Snowflake is engaged and trained to the satisfaction of Snowflake or 90 days after the date which would otherwise have been the date of termination. If Abitibi ceased operations at the paper mill, the Snowflake entities would have the opportunity to purchase the land leased from Abitibi, but they would be required to replace some of the services performed by Abitibi and would potentially need to find a substitute fuel source to replace the paper mill sludge. In particular, the closure of the Abitibi paper mill would result in the loss of the water supply, the boiler feedwater supply, needed compressed air to operate the plant, sewage and wastewater treatment, firewater service, backup power, control room access, waste ash removal and disposal service, operation and maintenance services and other needed services, as well as necessary state environmental permits to operate the plant. The Snowflake entities estimate that it would cost at least $2 million to replace these services over a one year period. Additionally, although the Snowflake entities would have access to an existing storage facility located within one mile of Snowflake’s plant containing approximately nine years of paper mill sludge, this sludge may decompose or may otherwise be inadequate for use as fuel and thus closure of the Abitibi paper mill could eventually make it necessary to replace the paper mill sludge used in the plant with an alternative fuel source, such as additional wood waste. Despite the mitigating factors discussed above, in the event of a closure of the Abitibi paper mill, it may be impossible or cost prohibitive for the Snowflake entities to replace these services and the fuel and it may necessitate shutting down the Snowflake plant. Our business model assumes that the paper mill is profitable and that Abitibi would not seek to shut it down, but no assurance can be given that these assumptions are correct. In recent years, competitive pressures in the paper industry and a decline in newspaper circulation have reduced the demand for paper products such as those produced at the Abitibi paper mill. Moreover, Abitibi has announced that the United States Justice Department will require the sale of the Abitibi paper mill to a third party in order to comply with merger requirements in connection with the recently completed merger involving Abitibi and Bowater, Incorporated. As a result, it is uncertain who will ultimately operate the paper mill. A new paper mill operator may not have as strong a financial position as Abitibi and this may increase the risk to the long term operation of the Abitibi paper mill and thus of the Snowflake power plant.
The Snowflake entities will depend on a third party for interconnection facilities to transmit power.
     The Snowflake plant will have a revocable, 20 percent ownership interest in the interconnection facilities through which the plant will transmit energy to the purchasers of its output. The Snowflake plant and the interconnection facilities’ majority owner are joint parties to an existing FERC-approved interconnection agreement, which will allow the Snowflake plant to connect to the interstate transmission grid and transmit its output. Both the interconnection agreement and the Snowflake plant’s access to the interconnection facilities are subject to the terms of a lease agreement with the interconnection facilities’ majority owner that provides a right of access and utilization so long as the lessor operates the interconnection facilities. If the lease is terminated, the Snowflake plant may need to make alternate arrangements to interconnect and transmit power. During any such period, energy sales may be curtailed.
The Snowflake entities have limited available capital, and may need additional financing in the future.
     As of June 30, 2007, the Snowflake entities had approximately $15,118,000 and $190,000 in restricted and unrestricted cash, respectively, available. As of December 31, 2006, the Snowflake entities had approximately $27,885,000 and $31,000 in restricted and unrestricted cash, respectively, available. If Snowflake is unable to complete construction of its biomass power plant within budget parameters, either we would be required to provide additional funds to the Snowflake entities or the Snowflake entities would be required to obtain additional financing to complete construction.
     If we are required to contribute our available funds to the Snowflake entities to complete construction of the Snowflake biomass plant, such a contribution would deplete our resources. If we are unable or unwilling to make such a contribution, there can be no assurance that additional financing would be available to the Snowflake entities, or if such financing is available, that it would be on terms acceptable to the Snowflake entities. Any inability by us to provide necessary funds to complete construction of the Snowflake biomass plant or any inability by the Snowflake entities to obtain financing necessary to complete construction of the Snowflake biomass power plant if required would have a material adverse effect on our business, financial condition and results of operations.
The Snowflake entities have approximately $53 million in available debt financing, and we anticipate we will incur additional debt financing in the future in connection with the construction, development and acquisition of additional renewable energy projects. Such debt financing dramatically increases our risk profile and any default on such financing likely would have a material adverse effect on us.
     The construction of the Snowflake plant has been financed in part by the issuance of approximately $39 million of industrial development bonds and by a credit facility with CoBank of approximately $14 million. We will not have sufficient funds to acquire or develop additional renewable energy power plants without debt financing, unless we raise additional equity. The financing secured by the Snowflake plant contains, and any such additional debt financing may contain, operating and financial restrictions and covenants that impose operating and financial restrictions on us. Complying with these covenants and restrictions may hamper or have a negative impact on our business, results of operations and financial condition by limiting our ability to engage in certain transactions or activities, including: limiting our ability to incur additional indebtedness, create liens or to issue guarantees; restricting us from acquiring or developing additional renewable energy projects; preventing us from selling assets; restricting us from making cash distributions or paying dividends; limiting any transactions with affiliates, including Mr. Worsley; preventing us from issuing additional securities, including stock; and preventing us from engaging in merger or acquisition transactions.
     Our ability to comply with any such covenants will be dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, or in declaring and paying dividends to our stockholders.
The Snowflake entities must begin making payments under their financing agreements in April 2008 and they may not be able to make such payments if the Snowflake biomass power plant is not operational by that time.
     The Snowflake entities must begin making payments under their financing agreements in April 2008. However, we can not be certain that the Snowflake biomass power plant will be operational by that date or that the power purchasers under the power purchase agreements will fulfill their contractual obligations by making payments to Snowflake for electricity. If the Snowflake biomass power plant is not operational, or if Snowflake is not receiving payments for delivery of electricity, either we would be required to make the necessary payments under the financing agreements, or if we were unable or unwilling to provide such funding, the Snowflake entities would be required to obtain substitute financing to make payments under the Snowflake entities’ financing agreements or the Snowflake entities would be required to refinance their debt with their existing lenders.
     We cannot assure you that we will have the capacity to make the necessary payments to cover any financing obligations which arise or that the Snowflake entities would be able to obtain substitute financing or that the Snowflake entities would be able to refinance their debt with their existing lenders. Any such inability could result in a default under the Snowflake entities’ financing agreements and would likely have a material adverse effect on our operations.
The Snowflake entities did not meet the requirements for cash flow hedge accounting treatment per SFAS 133 at the time they entered into a swap transaction that converted the interest rate applicable to their debt arrangement with CoBank from a floating to fixed rate, and as a result the Snowflake entities are required to record a profit or loss in their financial statements for mark to market changes in the municipal bond interest rate (BMA index). Thus, in the event of a change in interest rates the Snowflake entities must record future operating results in a manner that differs from the likely economic impact of the change in interest rates. This could give the appearance of an adverse effect on the Snowflake entities’ future operating results. The financial markets could interpret such an adverse appearance negatively, and the value of our stock may be negatively influenced.
     The interest rate applicable to the Snowflake entities’ credit facilities with CoBank was initially tied to a floating rate index. However, the Snowflake entities entered into swap transactions that effectively converted the floating interest rate to a fixed interest rate. There are two separate swap agreements, one relating to the industrial development bonds and one relating to the CoBank construction loan. The Snowflake entities did not meet the requirements for cash flow hedge accounting treatment per SFAS 133 at the time they entered into the swap transactions, and as a result the Snowflake entities are required to record a profit or loss in their financial statements for mark to market changes in the BMA index. If the financial markets do not look beyond the Snowflake entities’ financial statements when assessing the value of our shares of common stock, the value of our stock may be negatively assessed by the financial markets.
The Snowflake entities have granted security interests in the all of their assets to their lenders as collateral for financing and have entered into security agreements in connection with their financing agreements. Also, we, as the owners of the Snowflake entities’ membership interests, have pledged all of the Snowflake entities’ membership interests to the Snowflake entities’ lenders as collateral for financing.
     The Snowflake entities have granted security interests in all of their assets to their lenders as collateral for financing and have entered into security agreements with their lenders in connection with their financing agreements. If the Snowflake entities were to default under their financing agreements, their lenders could foreclose on their assets and the Snowflake entities could lose some or all of their assets, which could have a material adverse effect on the Snowflake entities’ business, financial conditions and results of operations.
     Additionally, as the owner of the Snowflake entities’ membership interests, we have pledged all of the Snowflake entities’ membership interests to the Snowflake entities’ lenders as collateral for financing. If the Snowflake entities were to default under their financing agreements, their lenders could foreclose on the membership interests and take control of the Snowflake entities, which would have a material adverse effect on our business, financial condition and results of operations.

Operation of the Snowflake plant and any future renewable energy facilities involve significant risks.
     The operation of the Snowflake plant and any future renewable energy plants we may construct or acquire involve many risks, including: the inaccuracy of our assumptions with respect to the timing and amount of anticipated revenues; complying with the terms of power purchase agreements for the sale of power; supply interruptions; the breakdown or failure of equipment or processes; difficulty or inability to find suitable replacement parts for equipment; decreases in the demand or market prices for energy production; the availability of fuel supplies and maintaining access to fuel supplies on a cost-effective basis; disruption in the transmission of electricity generated; permitting and other regulatory issues; license revocation and changes in legal requirements; labor disputes and work stoppages; unforeseen engineering and environmental problems; unforeseen construction cost overruns; weather interferences and catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; the exercise of power of eminent domain by governmental authorities; and performance below expected levels of output or efficiency.
     We cannot predict the impact of these risks on our business or operations. These risks, if they were to occur, could prevent us from meeting contractual obligations and would have a material adverse effect on our business and financial condition.
Development, construction and operation of new renewable energy projects may not commence as scheduled, or at all.
     The development and construction of new renewable energy facilities involves many risks including siting, obtaining financing, permitting, securing fuel supply and power offtake agreements, financing and construction delays and expenses, start-up problems and the breakdown of equipment and performance below expected levels of output and efficiency. New facilities have no operating history and may employ recently developed technology and equipment. We will seek to maintain insurance to protect against risks relating to the construction of new projects; however, such insurance may not be adequate to cover lost revenues or increased expenses. As a result, a new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the facility’s financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility.
Our efforts to grow our business will require us to incur significant costs in business development, often over extended periods of time, with no assurance of success.
     Our efforts to grow our renewable energy business will depend in part on how successful we are in developing new projects and expanding existing ones. The development period for each project may occur over several years, during which we may incur substantial expenses relating to siting, design, permitting, community relations, financing and professional fees associated with all of the foregoing, during which we may not realize any return. Not all of our development efforts will be successful, and we may decide to cease developing a project for a variety of reasons. If the cessation of our development efforts were to occur at an advanced stage of development, we may have incurred a material amount of expenses for which we will realize no return.
A failure to identify suitable renewable energy acquisition candidates and to complete acquisitions could have an adverse effect on our business strategy and growth plans.
     As part of our business strategy, we intend to continue to pursue acquisitions of renewable energy plants. Although we will regularly evaluate acquisition opportunities, we may not be able to successfully identify suitable acquisition candidates, including identifying necessary fuel and transmission facilities, or obtaining sufficient financing on acceptable terms to fund acquisitions, if at all, or complete acquisitions.
We may face increased risk of market influences on our revenues after power purchase agreements expire.
     The Snowflake entities’ two existing long-term power purchase agreements expire in 2023 and 2028, respectively. In general, we intend to enter into long-term power purchase agreements with respect to the renewable energy plants we develop or acquire. However, when such contracts expire, or if such contracts are terminated prior to expiration because of a performance default or otherwise, we will become subject to market risk in entering into new or replacement contracts at pricing levels which may not generate comparable or enhanced revenues. As such agreements expire or terminate, we will seek to enter into renewal or replacement contracts to continue operating such projects. However, no assurance can be given that we will be able to enter into renewal or replacement contracts on terms favorable to us. The expiration of any such contract would require us to sell project energy output either into the electricity grid or pursuant to new contracts.
Our renewable energy business will depend on performance by third parties under contractual arrangements.
     Our renewable energy business will depend on a limited number of third parties to, among other things, purchase the energy produced by our future facilities, and supply and deliver the fuel and other goods and services necessary for the operation of our energy facilities. The viability of our future facilities will depend significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. For example, the Snowflake plant will depend on Arizona Public Service and the Salt River Project for the purchase of power, and Abitibi or the future owner of the Abitibi paper mill for the operation of the plant and providing paper mill sludge for fuel. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our energy business or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our business may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our future facilities could result in nonpayment or nonperformance of that party’s obligations to us.
Concentration of suppliers and customers may expose us to heightened financial exposure.
     Our renewable energy business may rely on single suppliers and single customers at Snowflake and our future facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.
     For example, the Snowflake plant will rely on Abitibi Consolidated or future owner of the Abitibi paper mill as a source of paper mill sludge for fuel and for the operation and maintenance of the Snowflake plant after construction. Other renewable energy projects may rely on a single supplier to provide fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. In most cases we will seek to have long-term agreements with such suppliers and customers in order to mitigate the risk of supply interruption. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of revenues. We cannot assure you that such performance failures by third parties will not occur, or that if they do occur, that such failures will not adversely affect the cash flows or profitability of our business.
     Under the terms of their financing agreements, the Snowflake entities are required to procure and maintain specified amounts of fuel supplies by certain dates and to have in place power purchase agreements for the sale of the Snowflake biomass power plant’s output.
     Snowflake relies on a single supplier, Renegy LLC, to provide fuel required to operate the biomass power plant. Snowflake’s supply risk is mitigated due to Renegy LLC being under common control. However, the ability for Snowflake to continue to meet its fuel supply requirements under its financing agreements will be dependent upon Renegy LLC’s continued procurement of sufficient fuel supplies. Snowflake’s financial performance could be materially and adversely affected if Renegy LLC fails to procure sufficient fuel supplies. We cannot assure you that Renegy LLC will be able to procure sufficient fuel supplies.
     Snowflake has power purchase agreements with Arizona Public Service and Salt River Project to purchase all or a significant portion of the biomass power plant’s output or capacity. Snowflake has mitigated the risk of the biomass power plant’s output not being purchased by entering into long-term agreements with these two customers. However, Snowflake’s future financial performance will be dependent upon the performance by Arizona Public Service and Salt River Project of their respective obligations under the long-term power purchase agreements. We cannot assure you that such performance failures will not occur, or that if they do occur, such failures will not adversely affect Snowflake’s financial performance.
Exposure to fuel supply prices may affect our costs and results of operations for our renewable energy projects.

     We do not have long-term, fixed-price fuel supply agreements. Changes in the market prices and availability of fuel supplies to generate electricity may increase our cost of producing power at the Snowflake plant or our future renewable energy projects, which could adversely impact our energy business’ profitability and financial performance.
     The market prices and availability of fuel supplies for our renewable energy facilities is likely to be subject to significant market fluctuation. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair their cash flow and profitability. We may be subject to further exposure if any of our operations are concentrated in facilities using fuel types subject to fluctuating market prices and availability, such as wood waste and sludge. Further, even if fuel is available on a cost-effective basis, we may not be able to maintain access to fuel as a result of changes in government regulation or competition from other sources. We may not be successful in our efforts to mitigate our exposure to fuel supply, availability and price swings.
Possible fluctuations in the cost of construction and raw materials may materially and adversely affect the Snowflake entities’ business, financial condition, future results and cash flow.
     The construction of the Snowflake biomass power plant is dependent upon the supply of various raw materials, including steel and copper, and on the supply of various industrial equipment components. Snowflake or its contractors currently obtain such materials and equipment at prevailing market prices. Future cost increases of such raw materials and equipment could cause delay or stoppage of construction, and consequently could lead to a default under the Snowflake entities’ financing agreements due to the failure to timely complete construction.
Compliance with environmental laws could adversely affect our renewable energy business.
     Costs of compliance with federal, state and local existing and future environmental regulations, including emission control and similar requirements, could adversely affect our cash flow and profitability. Our renewable energy business will be subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste (including residual ash from combustion and other potentially toxic emissions) and water. We will be required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating our facilities. Our business may incur significant additional costs to comply with these requirements. Environmental regulations may also limit our ability to operate the Snowflake plant or our future facilities at maximum capacity or at all. If our business fails to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to the Snowflake plant or our future facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount we must invest to bring our facilities into compliance. In addition, lawsuits or enforcement actions by federal and/or state regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we own or lease, or at other facilities where we may dispose of wastes. Such liability is not necessarily limited to the cleanup of any contamination we may actually cause. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own, lease or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.
     Our business may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be jeopardized or become subject to additional costs.
     In particular, with respect to the Snowflake plant, Snowflake is relying on Abitibi to amend certain of Abitibi’s existing state environmental permits in a manner that will permit Snowflake to operate its power plant. If Abitibi is unable to timely obtain these permit amendments, or is denied these permit amendments, the commencement of plant operations could be delayed or entirely impeded. Although Snowflake believes Abitibi will successfully obtain these amendments, no assurance can be given that Abitibi will be able to obtain these amendments on a timely basis, or at all. If Abitibi is delayed or is unable to obtain these amendments, or is unable to maintain the permits if the amended permits are issued, the operation of

Snowflake’s power plant could be jeopardized or become subject to additional costs, and the Snowflake entities may be in a default under their financing agreements.
As an eventual producer of electricity, the Snowflake biomass power plant may become subject to regulations, taxes, and litigation related to greenhouse gas emissions.
     As a power plant producing electricity from the combustion of biomass, the Snowflake plant will qualify as a renewable energy facility under the rules and regulations recently adopted by the Arizona Corporation Commission. While the Snowflake biomass power plant will produce and emit into the atmosphere carbon dioxide and potentially other greenhouse gas emissions, its use of biomass from wood, wood wastes, recycled paper sludge, and other renewable products derived from wood or other plants or plant materials involves actions that mitigate the release of greenhouse gases into the atmosphere. As a result of the attributes of this fuel cycle and fuel combustion process, producing power from biomass is generally considered not to be a source of greenhouse gas emissions. The Snowflake biomass power plant may be subject to future federal or state legislation or regulation, or the implementation of international treaties, which seek to limit or impose taxes or other costs on emitters of carbon and/or other greenhouse gases into the atmosphere. Facilities that use biomass to produce electricity may be subject to statutory or regulatory or other policy changes affecting those power production facilities and fuels that qualify for exemptions from or are otherwise not subject to such governmental policies affecting control of emissions from the Snowflake plant or costs related to its operation. In addition, private plaintiffs, as well as various governmental entities, have sued emitters of certain greenhouse gases on various theories of liability for harms caused by such emissions. It is possible that, as an emitter of particular greenhouse gases, Renegy or the Snowflake entities could become defendants in similar litigation. Any of the foregoing could adversely affect the results of operations of the Snowflake biomass power plant.
We will be subject to the risk of the nature of and changes in governmental laws, regulations, policies and actions.
     Our business will be significantly dependent on the nature and level of government regulation of energy, environmental standards and emissions, public lands and natural resource management, and utilities. Our fuel sources, our ability to sell power from our power production from biomass resources, our ability to transmission power from our power production facilitates, the market prices for and revenues from the power we produce, our costs to mitigate emissions and other environmental impacts from our production facilities, and various other costs associated with our operations and ownership of assets will be affected by laws, regulations, policies and other actions of federal, state and local governments. Our business model assumes that some combination of such governmental requirements will remain in effect and that such governmental regulation will provide an economic benefit to our business, but no assurance can be given that this assumption is correct.
     Without recent government requirements, such as state renewable energy standards, affecting the demand for electricity produced by renewable resources, there likely would be far less demand for the power produced by the Snowflake plant or other renewable energy projects which we will seek to develop and/or acquire. Such government requirements may change in the future in ways that adversely affect the market for power from renewable energy power-production facilities. In that event, our renewable energy business may no longer be viable.
     Further, other changes in government policy, statutes and regulations could materially and adversely affect the costs of operations of power plants that use renewable energy; these include tax and other subsidies (including production tax credits, accelerated depreciation rules, property tax abatements, among others) that positively affect the production of power from renewable energy facilities; adverse interpretations of governmental accounting or tax policies; changes in regulation of emissions or discharges or natural resource inputs associated with power plants using biomass; changes in forestry management practices that reduce the availability or access to biomass fuels or that increase their cost; and other changes in government energy, environmental and similar requirements. Although government regulation of emissions has become increasingly stringent in recent years, the growing costs associated with such regulations may limit the level of increase and scope of emissions requirements, which could limit the potential growth of our target markets. Any easing of governmental emissions requirements or the growth rate of such requirements could have a material adverse effect on our business.
     Government laws, regulations, policies and decisions affecting the regulation of energy, the providers of electric utility service, the prices and other attributes associated with power sold in interstate commerce and in retail sales, the procurement of and recovery of costs associated with power sold by suppliers of electricity generated by renewable fuels, the transmission of power from power plants, the siting and permitting of power production facilities, the financing of renewable project through public funds, and other actions could materially and adversely affect our business. Such potential governmental actors may include federal government agencies and department (including the Federal Energy Regulatory Commission (“FERC”), the Department of Agriculture, the Department of Energy, the U.S. Environmental Protection Agency, the Department of Commerce, the Internal Revenue Service, other federal government organizations; state public utility commissions, state energy offices, state renewable energy offices, environmental permitting agencies, natural resource management agencies, and other state agencies; and various local or regional government entities). The actions of such governmental entities may affect our business directly, or indirectly through affecting other parties with whom we seek to contract, obtain approvals, gain access to necessary facilities, resources or other inputs to our business, join into ownership and/or other business relationships, and other important business matters. We can predict neither whether federal, state or local governments will modify or adopt new legislation or regulation relating to the energy industry, nor how governments will exercise their discretion in ways that may adversely and materially affect our business. The economics, including the costs, of operating the Snowflake plant or our future facilities may be adversely affected by any changes in these regulations or in their interpretation or implementation or any future inability to comply with existing or future regulations or requirements.
Failure to obtain or comply with regulatory approvals could adversely affect our operations.
     Our renewable energy business will be continually in the process of obtaining, renewing or complying with federal, state and local approvals required to operate our facilities. These include construction and operating permits, environmental approvals and permits, including those relating to air emissions, water use and discharges, waste disposal, and FERC and state utility regulatory requirements. We may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals, or if we fail to comply with regulatory approvals that we have obtained, the operation of our facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation, or subject our renewable energy business to additional costs (including through the assessment of penalties) or a decrease in revenue.
We will be subject to intense competition in the renewable energy business by competitors with substantially greater resources and/or more cost-effective technology.
     Our plan to grow our renewable energy business by developing and acquiring renewable energy projects will be subject to intense competition from other parties with substantially greater resources than ours seeking to develop or acquire such projects. This will include large public companies with significantly greater resources, other independent power producers, and public utility companies which may choose to directly develop renewable energy projects as opposed to purchasing power from owners of such projects, private equity investors and various municipal and other governmental authorities which may develop their own renewable energy projects. We may not be able to respond in a timely or effective manner to any changes in the energy industry in both domestic and international markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of our business may come under increasing pressure. It also is possible that our competitors will be able to provide renewable energy from biomass with more cost-effective technology and thus may be able to offer such power to purchasers at more attractive prices, or that our competitors will employ wind, solar, geothermal or other renewable energy technologies that are more cost-effective than the technology we can own and deploy.
We have no intellectual property protection in our renewable energy business.
     Our renewable energy business has no intellectual property protection. We have no patents or trade secrets which provide us a competitive advantage over any other party. Thus, anyone can compete against us, including a number of parties with substantially greater resources.

Changes in technology may have a material adverse effect on our profitability.
     Research and development activities are ongoing to provide alternative and more efficient technologies to produce power. It is possible that advances in these or other technologies will reduce the cost of power production from these technologies to a level below our costs. Further, increased conservation efforts could reduce the demand for power or reduce the value of the Snowflake plant or our facilities. Any of these changes could have a material adverse effect on our revenues and profitability.
Performance reductions could materially and adversely affect the Snowflake entities.
     Any of the risks described herein or unforeseen problems could cause the Snowflake biomass power plant to operate below expected levels, which in turn could result in lost revenues, increased expenses, higher maintenance costs and defaults under the Snowflake entities’ power purchase agreements and financing agreements.
ITEM 3. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     Although we may be subject to routine litigation that is incidental to our business from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with the Transaction, we issued warrants to purchase shares of our common stock to the Worsley Trust. A full description of such warrants is set forth in Item 3.02 of our Form 8-K filed with the SEC on October 1, 2007.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At a special stockholders meeting on September 27, 2007, holders of a majority of the outstanding Catalytica common stock approved the following proposal: Adoption of the contribution and merger agreement dated as of May 8, 2007, as amended, by and among Catalytica Energy Systems, Inc., Renegy Holdings, Inc., or Renegy, a wholly-owned subsidiary of Catalytica, Snowflake Acquisition Corporation, a wholly-owned subsidiary of Renegy, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
     At the special stockholders meeting, 16,024,515 shares of Catalytica Energy Systems, Inc. common stock were represented in person or by proxy. The proposal was voted on at the meeting, and the number of votes cast was as follows:

For	Against	Abstain
11,806,283	4,194,401	23,831
Item 5. OTHER INFORMATION
     None

Item 6. EXHIBITS
     (a) Exhibits

Exhibit
Number	Notes	Description

2.1	(1)	Contribution and Merger Agreement, dated as of May 8, 2007 among the Registrant, Catalytica Energy Systems, Inc., Snowflake Acquisition Corporation, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.

2.2	(1)	Amendment No. 1 dated as of August 9, 2007 to Contribution and Merger Agreement, dated as of May 8, 2007 among the Registrant, Catalytica Energy Systems, Inc., Snowflake Acquisition Corporation, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.

2.3	(2)	Amendment No. 2 dated as of September 20, 2007 to Contribution and Merger Agreement, dated as of May 8, 2007, as amended, among the Registrant, Catalytica Energy Systems, Inc., Snowflake Acquisition Corporation, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.

3.1	(**)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(3)	Amended and Restated Bylaws of the Registrant.

4.1	(**)	Stock Specimen of the Registrant.

4.2	(4)	Registration Rights Agreement dated as of October 1, 2007 between the Registrant and the Robert M. Worsley and Christi M. Worsley Revocable Trust.

4.3	(4)	Common Stock Purchased Warrant issued October 1, 2007 to the Robert M. Worsley and Christi M. Worsley Revocable Trust.

10.1	(5)*	Employment Agreement dated as of May 8, 2007 between the Registrant and Robert M. Worsley.

10.2	(4)*	Amended and Restated Employment Agreement by and between Catalytica Energy Systems, Inc. and Robert W. Zack, effective as of March 23, 2007.

10.3	(4)*	Acknowledgement Letter Agreement by and between Catalytica Energy Systems, Inc. and Robert W. Zack, dated as of May 8, 2007, concerning that certain Amended and Restated Employment Agreement between the parties dated as of March 23, 2007.

10.4	(5)	Non-competition Agreement, dated as of May 8, 2007 between the Registrant and Robert W. Zack.

10.5	(5)*	Employment Agreement dated as of May 8, 2007 between the Registrant and Scott Higginson.

10.6	(**)*	Employment Agreement by and between Catalytica Energy Systems, Inc. and William J. McMahon, effective as of January 1, 2007.

10.7	(5)	Assumption Agreement dated as of October 1, 2007.

10.8	(5)	Overrun Guaranty dated as of October 1, 2007 between the Registrant and Robert M. and Christi M. Worsley.

10.9	(**)*	2007 Equity Incentive Plan.

10.10	(**)*	Form of Stock Option Agreement.

10.11	(**)*	Form of Restricted Stock Unit Agreement.

10.12	(**)*	Form of Restricted Stock Agreement.

10.13	(**)*	Catalytica Energy Systems, Inc. 1995 Stock Plan as amended and restated as of August 31, 2005.

10.14	(**)*	Consulting Agreement between Catalytica Energy Systems, Inc. and Richard Abdoo, effective as of January 1, 2007.

Exhibit
Number	Notes	Description

10.15	(**)*	Form of Indemnification Agreement between the Registrant and executive officers and directors of Catalytica Energy Systems, Inc.

10.16	(**)+	Second Amended and Restated Renewable Energy Purchase and Sale Agreement, by and between Snowflake White Mountain Power, LLC and Salt River Project Agricultural Improvement and Power District, dated as of August 18, 2006.

10.17	(**)	Consent and Agreement, dated September 1, 2006, by and among Salt River Project Agricultural Improvement and Power District, CoBank, ACB and Snowflake White Mountain Power, LLC.

10.18	(**)	Personal Guaranty Agreement, dated August 21, 2006, made by Robert M. Worsley and Christi M. Worsley in favor of Salt River Project Agricultural Improvement and Power District.

10.19	(**)	Master Power Purchase and Sale Agreement, by and between Snowflake White Mountain Power, LLC and Arizona Public Service Company, dated as of September 6, 2005.

10.20	(**)+	Amended and Restated Transaction Confirmation, by and between Snowflake White Mountain Power, LLC and Arizona Public Service Company, dated as of August 16, 2006.

10.21	(**)	Standard Large Generator Interconnection Agreement, by and among Snowflake White Mountain Power, LLC, Arizona Public Service Company and Abitibi Consolidated Sales Corporation, dated as of November 1, 2006.

10.22	(**)	Service Agreement For Firm Point-To-Point Transmission Service, dated July 10, 2006, by and between Arizona Public Service Company and Snowflake White Mountain Power, LLC.

10.23	(**)	Consent and Agreement, dated August 16, 2006, by and between Arizona Public Service Company and Snowflake White Mountain Power, LLC for the benefit of CoBank, ACB.

10.24	(**)	Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC, CoBank, ACB and the Financial Institutions party thereto, dated as of September 1, 2006.

10.25	(**)	First Amendment to Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of June 27, 2007.

10.26	(**)	Second Amendment to Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of August 30, 2007.

10.27	(**)	Third Amendment to Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of October 1, 2007

10.28	(**)	Construction Note, issued by Snowflake White Mountain Power, LLC, Renegy, LLC and Renegy Trucking, LLC in favor of CoBank, ACB, dated September 8, 2006.

10.29	(**)	Renegy Term Note, issued by Snowflake White Mountain Power, LLC, Renegy, LLC and Renegy Trucking, LLC in favor of CoBank, ACB, dated September 8, 2006.

10.30	(**)	Revolving Note, issued by Snowflake White Mountain Power, LLC, Renegy, LLC and Renegy Trucking, LLC in favor of CoBank, ACB, dated September 8, 2006.

10.31	(**)	Letter of Credit Note, issued by Snowflake White Mountain Power, LLC, Renegy, LLC and Renegy Trucking, LLC in favor of CoBank, ACB.

10.32	(**)	Security Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC, CoBank, ACB as Collateral Agent, dated as of September 1, 2006.

10.33	(**)	Pledge Agreement, by and among the Registrant, Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, dated as of October 1, 2007.

10.34	(**)	Bond Pledge Agreement, by and among Snowflake White Mountain Power, LLC and CoBank, ACB, dated as of September 1, 2006.

10.35	(**)	Sponsor Guaranty, by and among Robert Worsley, Christi Worsley and CoBank, ACB, dated as of September 1, 2006.

10.36	(**)	International Swaps and Derivatives Association, Inc. 2002 Master Agreement, by and between Snowflake White Mountain Power, LLC and CoBank, ACB, dated as of September 1, 2006.

10.37	(**)	Loan Agreement dated September 1, 2006 between Industrial Development Authority of the City of Show Low, AZ and Snowflake White Mountain Power, LLC.

Exhibit
Number	Notes	Description

10.38	(**)	Indenture of Trust dated September 1, 2006 between The Industrial Development Authority of the City of Show Low, Arizona and J.P. Morgan Trust Company, N.A.

10.39	(**)	Tax Exemption Certificate and Agreement, by and among Snowflake White Mountain Power, LLC, The Industrial Development Authority of the City of Show Low, Arizona and J.P. Morgan Trust Company, N.A., dated as of September 8, 2006.

10.40	(**)	Bond Purchase Agreement, by and among Snowflake White Mountain Power, LLC, The Industrial Development Authority of the City of Show Low, Arizona and Thornton Farish, Inc., dated as of September 7, 2006.

10.41	(**)	Remarketing Agreement, by and between Snowflake White Mountain Power, LLC and Thornton Farish, Inc., dated as of September 1, 2006.

10.42	(**)	Ground Lease Agreement, by and between Snowflake White Mountain Power, LLC and Abitibi-Consolidated Sales Corp., dated as of September 14, 2005.

10.43	(**)	Consent and Agreement, by and among Snowflake White Mountain Power, LLC, Abitibi-Consolidated Sales Corp. and CoBank, ACB, dated as of September 1, 2006.

10.44	(**)	Amendment No. 2 to Lease Agreement, by and between Snowflake White Mountain Power, LLC and Abitibi-Consolidated Sales Corp., dated as of August 2, 2007.

10.45	(**)	Amendment No. 3 to Lease Agreement, by and between Snowflake White Mountain Power, LLC and Abitibi-Consolidated Sales Corp., dated as of August 23, 2007.

10.46	(**)	Agreement, by and between Renegy, LLC and Long Beach Shavings Co., Inc., dated as of March 30, 2007.

10.47	(**)	Lease between Catalytica Energy Systems, Inc. and Warner Courtyards, LLC, effective August 29, 2006

10.48	(**)	Lease Extension Agreement between Catalytica Energy Systems, Inc. and Warner Courtyards, LLC, dated June 18, 2007.

10.49	(**)	Lease between Catalytica Energy Systems, Inc. and Warner Courtyards, LLC, effective October 15, 2007.

10.50	(**)	Asset Purchase Agreement dated June 30, 2006 between Catalytica Energy Systems, Inc., Kawasaki Heavy Industries, Ltd. and Kawasaki Gas Turbines-Americas.

10.51	(**)	License Agreement dated September 29, 2006 between Catalytica Energy Systems, Inc. and Kawasaki Heavy Industries, Ltd.

10.52	(**)	Asset Purchase Agreement dated October 25, 2006 between Catalytica Energy Systems, Inc. and Eaton Corporation.

10.53	(**)	Lease Agreement dated December 16, 2002 between Clariant Corporation and SCR-Tech, LLC, dated December 16, 2002, and First Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC, dated February 18, 2004.

10.54	(**)	Second Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC, effective as of December 29, 2006.

10.55	(6)	Stock Purchase Agreement by and between Catalytica Energy Systems, Inc., Acorn Factor, Inc., CoaLogix Inc., and with respect to Article 11 only, the Registrant, dated as of November 7, 2007.

14.1	(**)	Code of Ethics.

21.1	(**)	Subsidiaries of Registrant.

31.1	(**)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(**)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Notes	Description

32.1	(**)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	(**)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+	Confidential treatment has been granted for portions of these agreements.

*	Represents management contracts or compensatory plans for executive officers and directors.

**	Filed herewith.

(1)	Incorporated by reference to Annex A to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(2)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 21, 2007.

(3)	Incorporated by reference to Annex D to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(4)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 1, 2007.

(5)	Incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on June 28, 2007.

(6)	Incorporated by reference to exhibits filed with our Form 8-K, filed on November 14, 2007.

RENEGY HOLDINGS, INC.
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2007

RENEGY HOLDINGS, INC. (Registrant)
By:	/s/ Robert W. Zack
Robert W. Zack
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)