Form 10KSB
period 2007-12-31
Renegy Holdings, Inc.
filed 2008-03-31
CIK 1398931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File No. 001-33712

RENEGY HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8987239 (IRS Employer Identification Number)

301 West Warner Road, Suite 132
Tempe, Arizona 85284
(Address of principal executive offices)

(480) 556-5555
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Revenues of the Registrant for the fiscal year ended December 31, 2007 were approximately $91,000.

As of March 24, 2008, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the last sale price for the common stock on The NASDAQ Capital Market on such date) was $5,204,862. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant’s common stock are deemed to be affiliates. Such determination should not be deemed to be an admission or representation that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant.

As of March 24, 2008, there were outstanding 6,207,812 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant registered under Section 12(b) of the Securities Act of 1933.

Documents Incorporated by Reference
None

Transitional Small Business Disclosure Format:  Yes ☐     No ☑

RENEGY HOLDINGS, INC.

Annual Report on Form 10-KSB

December 31, 2007

		Page No.

PART I
Item 1.	Description of Business	5
Item 2.	Description of Property	41
Item 3.	Legal Proceedings	42
Item 4.	Submission of Matters to a Vote of Security Holders	42

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	43
Item 6.	Management’s Discussion and Analysis or Plan of Operation	44
Item 7.	Financial Statements	60
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 8A.	Controls and Procedures	60
Item 8B.	Other Information	61

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	61
Item 10.	Executive Compensation	64
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 12.	Certain Relationships and Related Transactions	71
Item 13.	Exhibits	74
Item 14.	Principal Accountant Fees and Services	78
EX-10.63
EX-10.64
EX-10.65
EX-10.66
EX-10.67
EX-10.68
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions identify such forward-looking statements.

The forward-looking statements in this report include, but are not limited to:

•	our expectation that the Snowflake plant will generate recurring annual revenues of approximately $16.0 million

•	our belief that we will generate positive cash flow from the operation of the Snowflake plant, in the range of $2.0 million to $3.0 million during the first full year of operation

•	our belief that our total revenues in 2008 will range between $10.0 million and $12.0 million, including $2.0 million to $3.0 million of revenues from our wood products operations, driven primarily by our wood shavings business

•	our belief that the Snowflake plant provides a solid foundation to pursue a broader growth strategy and expansion into the renewable energy marketplaces

•	our estimate that the total cost to refurbish and re-commission the idle biomass power plant in Susanville California will be less than $800 per kilowatt

•	our belief that costs related to developing new capacity in the non-renewable power industry may approximate the current cost of building and operating wind and biomass power plants today

•	our belief that the North American biomass industry is ripe for a strategic roll-up

•	our belief that we will be able to apply the resources, knowledge, experience and credibility gained through our current business activities to successfully develop and profitably operate additional renewable energy plants

•	the long-term commercial prospects for our Company

•	our negotiations with current and potential sellers of biomass power plants

•	our estimate that the idle biomass plant in Susanville, California could be fully operational by year-end 2008, subject to the prospects and timing associated with securing financing necessary to refurbish the plant, obtaining any required construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a power purchase agreement for the power output of the plant, and other activities necessary to restart and operate the plant

•	our expectation that the market for electrical power will expand rapidly through 2030 and beyond

•	our belief that escalating fossil fuel costs highlight the need to seek alternative fuels and utilize new technologies for electricity generation

•	our belief that political and economic instability in many oil producing regions of the world will continue to drive the need to explore energy alternatives to foreign oil

•	our belief that the market opportunity for renewable energy is significant

•	our belief that market and political forces will continue to drive increased adoption of renewable energy sources in North America, with the potential for a future federal nationwide mandate

•	the nature of our assets

•	our business strategies and plan of operations

•	our competitive advantage in the marketplace

•	the nature and level of competition for our business

•	the efficiency and efficacy of our business operations

•	the ability of our management to adapt to changing circumstances

•	our relations with employees

•	our plans for the retention of any future earnings for use in the expansion and operation of our business and the lack of plans for paying cash dividends in the foreseeable future

•	our forecast of revenues and results of operations

•	our ability to comply with the terms of our financing arrangements and avoid and defaults there under

•	our ability to comply with the terms of our power purchase agreements

•	sources and amounts of our revenues and the timing of revenue recognition

•	the level, amount and consistency of our revenues

•	our ability to generate cash and the sufficiency of existing cash and cash equivalents

•	our funding requirements, the timing of our funding requirements and potential sources of funding

•	our belief that we have emerged on stable financial footing and are in a good position to drive the business commercially

•	predictions as to the amount and nature of anticipated losses and use of our cash and whether we will achieve profitability

•	our use of cash, cash equivalent, and short-term investments in 2008

•	our anticipated general, administrative and development expenses and capital expenditures

•	our liquidity and the effect or our actions on our liquidity

•	the amount and impact of interest income and expense

•	the level and amount of our expenses

•	predictions as to when we may incur material income taxes

•	our belief that there is potential for an extension of the Production Tax Credit for new renewable energy facilities placed in service beyond 2008

•	our belief that any carbon emissions we emit will be exempt from future taxes or other requirements to purchase carbon credits that may be levied on coal and natural gas-fired power plants

•	the financial effect of the sale of our indemnification obligations to Kawasaki Heavy Industries, Eaton Corporation, and CoaLogix, Inc.

•	critical accounting policies and the effect of such policies on our financial statements

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to; those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no responsibility to update any of these forward-looking statements or conform these statements to actual results.

“Renegy” and the stylized Renegy logo are trademarks or registered trademarks of Renegy Holdings, Inc.

PART I

Item 1.	DESCRIPTION OF BUSINESS

Introduction

Renegy Holdings, Inc. (“Renegy,” the “Company,” “we,” “us,” or “our”) is a renewable energy company focused on acquiring, developing and operating a growing portfolio of biomass to electricity power generation facilities to address an increasing demand for economical power relying on alternative energy sources. We seek to rapidly grow our portfolio of renewable energy assets within a five-year period through the acquisition of existing biomass to electricity facilities (both operating and idle), in addition to the development, construction and operation of new biomass facilities. Other business activities include an established fuel aggregation and wood products business, which harvests, collects and transports forest thinning and woody waste biomass fuel to our power plants, and which sells logs, lumber, shaved wood products and other high value wood by-products to help reduce the cost of fuel for our primary business operations.

History

Renegy was incorporated on May 1, 2007 as a wholly-owned subsidiary of Catalytica Energy Systems, Inc., a Delaware corporation (“Catalytica”), for purposes of completing a transaction contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”) dated as of May 8, 2007, as amended, by and among (i) Renegy, (ii) Catalytica, (iii) Snowflake Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Renegy (“Merger Sub”’), (iv) Renegy, LLC, an Arizona limited liability company (“Renegy LLC”), (v) Renegy Trucking, LLC, an Arizona limited liability company (“Renegy Trucking”), (vi) Snowflake White Mountain Power, LLC, an Arizona limited liability company (“Snowflake” and, together with Renegy LLC and Renegy Trucking, the “Snowflake entities”), (vii) Robert M. Worsley (“R. Worsley” or “Mr. Worsley”), (viii) Christi M. Worsley (“C. Worsley”) and (ix) the Robert M. Worsley and Christi M. Worsley Revocable Trust (the “Worsley Trust” and, together with R. Worsley and C. Worsley, “Worsley”).

From inception (May 1, 2007) through September 30, 2007, we had nominal assets and no material operating activities other than being a party of the Contribution and Merger Agreement and de minimis financing activities relating to fees for the registration of shares of its stock issuable under the Contribution and Merger Agreement.

At a special stockholders meeting held on September 27, 2007, Catalytica stockholders holding a majority of the Catalytica common stock outstanding approved adoption of the Contribution and Merger Agreement, and, on October 1, 2007, the parties to the Contribution and Merger Agreement completed the transaction pursuant to the terms of the Contribution and Merger Agreement. In the transaction, Catalytica and the Snowflake entities combined their businesses through the merger of Merger Sub with and into Catalytica, with Catalytica surviving the merger, and the concurrent contribution to Renegy by the Worsley Trust, the beneficial owners of the Snowflake entities, of all of the outstanding equity interests of the Snowflake entities (the “Merger Transaction”). As a result of the Merger Transaction, Catalytica and the Snowflake entities now operate under Renegy as wholly-owned subsidiaries. In connection with the consummation of the Merger Transaction, Catalytica terminated its registration under the Securities Exchange Act of 1934 with its filing of Form 15 on October 2, 2007.

Pursuant to the terms of the Contribution and Merger Agreement, each outstanding share of common stock of Catalytica was converted into the right to receive one-seventh (1/7th) of a share of Renegy common stock. Additionally, each outstanding option to purchase Catalytica common stock was assumed by Renegy and now represents an option to acquire shares of Renegy common stock, subject to the conversion ratio, on the terms and conditions set forth in the Contribution and Merger Agreement. Each outstanding Catalytica restricted stock unit award was accelerated immediately prior to the consummation of the Merger Transaction and was treated in the same manner as other shares of Catalytica common stock which were outstanding immediately prior to consummation of the Merger Transaction.

Further, pursuant to the terms of the Contribution and Merger Agreement, the Worsley Trust, a trust controlled by R. Worsley and C. Worsley, received 3,774,048 shares of our common stock and warrants to purchase up to 2,473,023 shares of our common stock in connection with the Merger Transaction. The warrants have an exercise price of $16.38 per share, provide for vesting in three tranches conditioned upon the registrant’s achievement of certain renewable energy-related milestones, and expire at specified times no later than six years following the closing of the Merger Transaction. Upon the closing of the Merger Transaction, the Catalytica stockholders held approximately 41.3% of our outstanding stock and the Worsley Trust held approximately 58.7%, which would increase to approximately 70% if the warrants issued to the Worsley Trust are exercised in full.

On November 7, 2007, we consummated the sale of our SCR-Tech subsidiary, a provider of emissions compliance services for coal-fired power plants, to CoaLogix Inc. (“CoaLogix”), a wholly-owned subsidiary of Acorn Energy, Inc. Net cash proceeds from the sale, after legal and professional expenses incurred in connection with the sale and working capital adjustments, approximated $9.3 million. In addition, we received a working capital adjustment payment of approximately $714,000. The Contribution and Merger Agreement provided that in the event of the sale of the SCR-Tech subsidiary following the closing of the Merger Transaction for a sale price exceeding a specified amount, the number of shares of our common stock issued to the Worsley Trust in the Merger Transaction would be reduced. As a result of the sale of SCR-Tech, current stockholders of Renegy (other than the Worsley Trust) received additional value through an increased percentage of ownership in Renegy common stock. After expenses and working capital adjustments required under the Contribution and Merger Agreement relating to the Merger Transaction, the net effect was an approximate 1.5% reduction in Renegy common stock currently owned by the Worsley Trust. Accordingly, current stockholders of Renegy (other than the Worsley Trust) own approximately 42.8% of our outstanding common stock as of the date of this report and the Worsley Trust approximately 57.2% (compared with 41.3% and 58.7% ownership, respectively, at the effective time of the Merger Transaction).

As a result of the sale of SCR-Tech, we are now pursuing a more focused business strategy in the large and rapidly developing renewable energy market.

Overview

Our primary business operations are focused on acquiring, developing and operating a growing portfolio of biomass to electricity power generation facilities to address an increasing demand for renewable and economical power. Other business activities include an established fuel aggregation and wood products business, which collects and transports forest thinning and woody waste biomass fuel to our power plants, and which sells logs, lumber, shaved wood products and other high value wood by-products to help reduce the cost of fuel for our primary business operations.

Our first project is a 24 megawatt (“MW”) biomass plant that is currently under construction near Snowflake, Arizona (the “Snowflake plant”). This biomass to electricity facility, which is scheduled to begin operating in the second quarter of 2008, has 15- and 20-year power purchase agreements (“PPAs”) in place with Arizona Public Service Co. (“APS”) and Salt River Project (“SRP”), respectively, Arizona’s two largest electric utility companies. The PPAs provide that all of the power generated over the respective term is pre-sold for the length of each respective PPA, providing for what we believe will be stable and predictable future revenues and cash flow. Once fully operational, anticipated by mid-2008, this plant will generate recurring revenues of approximately $16 million annually, subject to fuel availability and various other assumptions.

The Snowflake plant is just one element of a larger vision for Renegy. We believe this plant provides a solid foundation to pursue a broader growth strategy and expansion into the renewable energy marketplace. As a first step toward executing our growth objectives, we acquired in November 2007 an idle biomass plant in Susanville, California. We currently estimate this 13 MW plant could be fully operational by year-end 2008, subject to the prospects and timing associated with securing financing necessary to refurbish the plant; obtaining any required construction, operation and environmental permits; identifying and securing necessary fuel sources at a cost-effective rate; entering into a PPA for the power output of the plant, and other activities necessary to restart and operate the plant.

We seek to become a leading biomass to electricity independent power producer (“IPP”) in North America utilizing wood waste as a primary fuel source. To this end, as part of our regular course of business, we plan to continue seeking strategic growth opportunities, including acquisitions of additional biomass to electricity power generating facilities and related businesses, and the construction of new biomass power plants. We also plan to continually explore opportunities to expand our fuel aggregation business to support future biomass power facilities. We have already identified and begun to explore multiple additional biomass to electricity project opportunities totaling more than one gigawatt (“GW”) of power output as well as strategic business acquisition opportunities that complement our current business activities, build upon our core competencies, and strengthen our market position. We expect that a significant amount of capital will be required to fund our growth strategy. To this end, we are committed to exploring a variety of financing alternatives to raise additional capital, which will likely include a combination of debt and equity financing. To the extent reasonable and feasible, we plan to seek debt financing for optimum leverage, including non-recourse debt financing for new project construction.

Industry & Market Opportunity

Electric Power Industry

The market for electrical power is expected to continue to expand rapidly through 2030 and beyond. Demand in the United States (“U.S.”) for electricity is projected to increase from 3.8 trillion kilowatt hours (“kWh”) in 2006 to 5.2 trillion kWh by 2030, according to the Annual Energy Outlook published by the U.S. Department of Energy’s Energy Information Administration (“EIA”). While fossil fuels such as coal, oil and natural gas currently supply over 70% of electrical power in the U.S., fossil fuels face a number of challenges that likely will limit their ability to supply the ever increasing demand for energy:

•	Limited supply and high cost of fossil fuels — Limited fossil fuel supply and ever increasing electricity consumption have resulted in high fossil fuel prices and thus higher electricity costs for U.S. consumers. During the period 2000-2006, for example, the EIA’s Electric Power Monthly reported that the price of petroleum and natural gas increased 95% and 91%, respectively, and the price of coal increased 35%. We believe that these high costs highlight the need to seek alternative fuels and utilize new technologies for electricity generation.

•	Dependence on energy from foreign regions — Many countries depend on foreign energy for a substantial amount of their domestic energy needs. The U.S., for example, currently imports more than 60% of its oil according to the EIA’s Annual Energy Outlook. Political and economic instability in many of the leading energy producing regions of the world have induced the U.S. to explore domestic energy alternatives, including renewable energy, in order to reduce dependence on foreign energy. We believe such political and economic instability will continue to drive the need to explore energy alternatives to foreign oil.

•	Environmental concerns — Environmental concerns over the by-products of the combustion of fossil fuels have led to a global search for environmentally friendly solutions to the world’s growing electricity needs. The Intergovernmental Panel on Climate Change concluded in 2007 that warming of the global climate system is unequivocal, that most of the observed warming since the mid-20th century is very likely due to man-made sources of greenhouse gas emissions (including from production of electricity from fossil fuels), and that a variety of measures are needed to offset or reduce projected growth in emissions. As of December 2006, a total of 169 countries and other governmental entities have ratified the Kyoto Protocol to reduce emissions of carbon dioxide and other gases by 5.2% from 1990 levels during the 2008-2012 period. While the U.S. does not currently participate in the Kyoto Protocol, it is anticipated that the U.S. will need to adopt stronger measures and policies in the future. Many states have already adopted controls on greenhouse gas emissions.

Renewable Energy

As a result of the challenges facing fossil fuels, we believe the market opportunity for renewable energy is significant. Renewable energy includes wind power, solar energy, hydropower, geothermal energy, biomass energy and biofuels. According to industry sources, renewable energy is poised to become the fastest-growing sector in the energy market over the next decade. According to a report on clean energy trends published by market research firm Clean Edge in March 2007, the worldwide market for renewable energy is projected to grow from approximately $55 billion in 2007 to more than $225 billion by 2016.

In North America, an increased focus on climate change, environmental awareness, energy independence, security and sustainability are driving significant market growth. According to a report published by the American Council on Renewable Energy (“ACORE”) in March 2007, renewable energy has the potential to power half the nation by 2025, growing from approximately 99 GW of power capacity today to over 635 GW within the next 20 years through the adoption of new energy policies favoring renewable power such as limits on carbon dioxide (“CO2”) emissions, implementation of nationwide Renewable Portfolio Standards (“RPS”) and extension of the current eligibility period for federal production tax credits. While the EIA’s current estimates for renewable capacity additions do not take into account the impact of potential future regulations, it also projects robust growth in renewable energy through 2030 as a result of rising fossil fuel prices, current state and federal mandates for renewable electricity generation, technological advances, and extension of federal production tax credits through 2008. Leading the projected growth, according to the EIA, is renewable energy supplied through biomass and wind projects. EIA projects growth in electricity generated by renewable sources from 385 billion kilowatt-hours in 2006 to 631 billion kilowatt-hours in 2030.

Increased demand for diversity of power sources is also creating favorable market conditions for renewable energy as utilities recognize that securing power from multiple generation plants, including renewable sources, can play an important role in helping to protect against price volatility and supply uncertainty. Unlike solar and wind power, which provide intermittent supplies of electricity, biomass offers utilities a reliable, baseload power source. Utilities generally will find it necessary to incur the costs of providing back-up baseload power because of this intermittent supply problem. For this reason, we believe that biomass energy is well positioned to capture a significant share of the U.S. renewable electricity market. According to ACORE, the biomass market, alone, has the potential to grow from approximately 10 GW of electric power generation in the U.S. today to 100 GW by 2025.

Regulatory Drivers

Our biomass to electricity projects are intended to be profitable without the need for subsidies or other governmental assistance. Nevertheless, the increasing demand for energy produced from renewable resources may provide our existing and future facilities with a variety of benefits that could serve to enhance the economics of our projects, including federal and state renewable power production and investment credits, tax credits, renewable energy credits and carbon credits, as well as a competitive advantage as compared to conventional sources of energy supply. Below is a summary of current and potential future regulations that may benefit our renewable energy business:

Renewable Portfolio Standards (RPS)

Driving the large and growing opportunity for our existing and future biomass to electricity power projects are state-mandated RPS for adopting renewable energy. These market-driven state policies require that utilities obtain as much as 25% of their electricity from renewable sources within the next 2 to 18 years or face penalties for noncompliance. To date, 25 states1 and the District of Columbia, representing more than 65% of the U.S. population, have enacted such standards. Three additional states (Missouri, Vermont, and Virginia) have implemented voluntary goals for adopting renewable energy, with no specific enforcement mechanisms. Such regulations are creating significant opportunities for renewable energy projects, particularly in California, which requires that utilities obtain 20% of their total power sold from renewable sources by the end of 2010. We believe that market and political forces will continue to drive increased adoption of renewable energy sources in North America, with the potential for a future federal nationwide mandate.

Production Tax Credit

The Energy Policy Act of 2005 included provisions designed to foster increased development of renewable energy facilities by offering a Production Tax Credit (“PTC”), which provides a 1.0 or 2.0-cent per kWh tax benefit, depending on the renewable resource used in the project. These tax credits are currently available for the first

1 Arizona, California, Colorado, Connecticut, Delaware, Hawaii, Illinois, Iowa, Maine, Maryland, Massachusetts, Minnesota, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Texas, Washington, Wisconsin

10 years of a facility’s operation for plants placed in service prior to December 31, 2008. Because of growing political support and increased focus on energy sustainability and reducing greenhouse gas emissions, we believe there is potential for an extension of such tax credits for new renewable energy facilities placed in service beyond 2008. Several states are also offering renewable energy production tax credits.

Biomass power plants, wind and solar power plants and other renewable energy projects typically provide power at a higher cost than conventional resources such as coal- or gas-fired combustion turbine generators and hydroelectric plants. The financial success of some renewable energy projects depends on federal and state incentives, subsidies and policies including the PTC, accelerated depreciation, property tax abatement and state mandated RPS. These laws and regulations could be modified or repealed or could expire pursuant to existing sunset provisions. However, current new construction costs of power plants in general, and the costs of coal, natural gas, uranium and other feed stocks of these conventional plants are rising substantially and we believe that costs related to developing new capacity in the non-renewable power industry may approximate the current cost of building and operating wind and biomass power plants today.

Renewable Energy Credits

Biomass power plants currently qualify for renewable energy credits (“RECs”). RECs, also known as Green Tags, Renewable Energy Credits, or Tradable Renewable Certificates, are tradable environmental commodities that represent proof that electricity was generated from an eligible renewable energy resource. These credits can be sold and traded and the owner of the REC can claim to have purchased renewable energy. While traditional carbon emissions trading programs promote low-carbon technologies by increasing the cost of emitting carbon, RECs can incentivize carbon-neutral renewable energy by providing a production subsidy to electricity generated from renewable sources.

REC programs are currently in place in 152 U.S. states. Eight additional states, including California, are considering implementation of REC programs. In states which have a REC program, a renewable energy provider (such as a biomass to electricity plant) is credited with one REC for every 1,000 kWh or 1 MWh of electricity it produces that is physically metered and verified from the generator, or the renewable energy project. The green energy is then fed into the electrical grid (by mandate), and the accompanying REC can then be sold separately as a commodity into the marketplace.

According to the Green Power Network, prices of RECs can fluctuate greatly. In 2006, prices ranged from $5 to $90 per MWh with a median price of about $20 per MWh. Prices depend on many factors, such as the location of the facility producing the RECs, whether there is a tight supply/demand situation, whether the REC is used for RPS compliance, and the type of power created.

Depending upon the terms of the PPA in place with our customers, we may or may not receive the entire economic benefit from REC generation. In the case of our Snowflake plant, the RECs generated by this facility have been sold as part of our PPAs with APS and SRP.

Carbon Dioxide Regulation

State, federal and international governments have increasingly indicated a desire to limit or impose taxes or other costs on carbon emissions. A number of bills have been introduced and many hearings held in the United States Congress with respect to the adoption of mandatory federal carbon dioxide controls. A recent decision of the United States Supreme Court has found that carbon dioxide is a pollutant covered by the Federal Clean Air Act and directed the United States Environmental Protection Agency to commence action in accordance with this determination. Several regions of the country have already begun to adopt greenhouse gas legislation and other initiatives to reduce CO2 emissions. For example, in August 2006 seven Northeastern states released a model rule for implementation of the Regional Greenhouse Gas Initiative (“RGGI”) to cap greenhouse gas emissions from power producers beginning in January 2009. Under the RGGI, each participating state has committed to enact legislation individually to achieve the desired reductions, including issuing bankable emissions credits for each ton of CO2 avoided or

2 Arizona, Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Montana, Nevada, New Jersey, New Mexico, Pennsylvania, Texas, Wisconsin, Rhode Island

sequestered. On the west coast, the California Global Warming Solutions Act of 2006 was signed into law on September 27, 2006. This legislation mandates a 25% reduction in California’s greenhouse gas emissions by 2020, with the first major controls scheduled to take effect in 2012. Additionally, the State of Arizona is participating with California, other western states, and several western Canadian provinces in the Western Regional Climate Action Initiative, which is pursuing future mandated reductions in carbon dioxide emissions. In November 2007, governors from six Midwestern states signed an accord to reduce greenhouse gases in their regions.

Biomass power generation is considered a renewable and green source of electricity under federal and state laws. As such, we believe that any carbon emissions we emit will be exempt from future taxes or other requirements to purchase carbon credits that may be levied on coal and natural gas-fired power plants. Although efforts to monitor and lobby for this protection may not be successful, such protection would likely cause future carbon emission regulation to have a positive effect on the growth and development of our business and the opportunities in the energy production market. In such case, we believe that increased availability and marketability of carbon sequestration credits could serve to further enhance the potential profitability of our renewable energy facilities.

Biomass

Biomass energy is energy from the sun captured in organic materials derived from plants or animals. Sources of biomass include:

1. Forestry residues (green waste from landfills, sawmill waste, other vegetative and wood waste)

2. Agricultural crops grown for energy purposes and other agricultural waste

3. Woody construction and debris waste

4. Animal waste

5. Ethanol waste

6. Municipal solid waste (sewage sludge or other landfill organics)

7. Landfill gas

8. Other industrial waste (i.e. paper sludge from paper recycling processes)

Biomass to electricity facilities harness the energy stored in such organic materials to produce clean, renewable power. Biomass power plants use this material for fuel, burning it under controlled, low emissions conditions to generate electricity. Biomass energy can be generated by gasification, pyrolysis, anaerobic digestion or direct combustion (100% biomass combustion or co-firing with coal at existing coal plants).

In addition to diverting waste from already over-burdened landfills, biomass facilities are also valued for their negative greenhouse gas footprint as they displace more potent greenhouse gas emissions of methane that would otherwise result from the decomposition and decaying of organic materials that occurs as a result of landfill accumulation, forest accumulation or composting. Emissions of methane create 20 times more greenhouse gas effect than the CO2 produced during combustion.

Biomass to electricity power facilities are also considered to be carbon neutral as CO2 emissions generated by combustion is generally offset by the CO2 emissions consumed during the lifecycle of plant material. By comparison, the CO2 emissions released from the combustion of fossil fuels (such as coal, oil and natural gas) add to the imbalance of carbon emissions in our atmosphere, which contributes to global warming. Furthermore, today’s biomass facilities are outfitted with state-of-the-art pollution control equipment to reduce other air pollutants such as particulate matter and nitrogen oxides (“NOx”) that would otherwise result from the open burning of biomass or from forest fires.

Our Biomass to Electricity Facilities

Our primary business activities are focused on acquiring, developing and operating a growing portfolio of biomass to electricity power generation facilities utilizing wood waste as the predominant fuel source. We plan to sell the electrical (and possibly the steam) output from our power generating facilities to local utilities and /or industrial customers. We will derive revenues from our power generation facilities primarily through the sale of energy output under PPAs and other energy contracts. Our current facilities are described below.

Renegy at Snowflake

Construction of our 24 MW Snowflake power plant is nearing completion. This biomass to electricity facility, which is scheduled to begin operating in the second quarter of 2008, has 15- and 20-year PPAs in place with APS and SRP, respectively, Arizona’s two largest electric utility companies. The PPAs provide that all of the power generated over the respective term is pre-sold for the length of each respective PPA, providing for what we believe will be stable and predictable future revenues and cash flow. Once fully operational, anticipated for mid-2008, we expect this plant will generate recurring revenues of approximately $16 million annually, subject to fuel availability and various other assumptions.

The Snowflake plant will burn certain woody waste biomass material and recycled paper fibers (paper sludge) to generate electricity. Wood-fired energy facilities, such as our Snowflake plant, use leftover, woody waste, commonly referred to as slash, generated from forest thinning and forestry operations and sawdust and other waste material from saw and pulp mills as biomass fuel. The fuel is burned in a boiler to produce high-pressure steam. This steam is introduced into a steam turbine, where it flows over a series of aerodynamic turbine blades, causing the turbine to rotate at a high velocity. The turbine is connected to an electric generator, so as the steam flow causes the turbine to rotate, the electric generator turns and electricity is produced.

The Snowflake plant is located in close proximity to transmission lines at the site of a recycled newsprint mill operated by Abitibi Consolidated (“Abitibi”), a subsidiary of AbitibiBowater, the largest newsprint producer in the world and a global leader in the production of commercial printing papers.

On February 11, 2008, Abitibi announced an agreement to sell its Snowflake, Arizona newsprint mill, to British Columbia-based Catalyst Paper Corp. (“Catalyst Paper”), a leading North American producer of mechanical printing papers. The sale was required by the United States Justice Department as a result of the recent Abitibi merger with Bowater. According to the announcement, Catalyst Paper intends to continue operating the Snowflake paper mill as a means to strengthen its competitive position and market share by having a greater presence on the west coast of North America. Abitibi has further announced that the sale of the mill is expected to close during the second quarter of 2008. All of Renegy’s agreements currently in place with Abitibi remain intact and will be enforceable against the buyer in the new ownership scenario.

As part of the 25-year lease and operating agreement in place with Abitibi (which includes a 25-year renewal option), recycled paper sludge from this mill will provide approximately 50% by weight, and 25% by British thermal units (“BTUs”), of the fuel to be used by the plant. This material is currently placed in a landfill located at the site. Ten years worth of paper sludge has been land filled by Abitibi to date.

The remaining fuel will come from the surrounding national forests in the form of woody waste material harvested from fire damaged federal lands and forest thinning projects as well as from local green waste sites. Pursuant to the requirements of our credit facilities, prior to the start-up and commissioning of the plant, we are required to have a 2 1/2 years availability of fuel in the form of logs, wood chips and grindings either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such 2 1/2 year availability of fuel is on site and at all times thereafter. Our current fuel inventory at the plant site includes approximately 200,000 tons of wood waste fuel, approximately equivalent to a two-year supply.

Construction and development of the Snowflake plant and related assets is being financed through equity and approximately $50 million in secured, non-recourse debt, consisting of approximately $39 million in tax exempt industrial development bonds (the “Industrial Development Bonds” or the “ID Bonds”) and loans from CoBank, ACB (“CoBank”) of approximately $11 million (the “CoBank Facility”), of which approximately $9.3 million of a construction loan (the “Construction Loan”) and approximately $1.5 million of a Renegy term loan (the “Renegy Term Loan”) is outstanding. Under the financing arrangements with our lenders, the ID Bonds and CoBank Facility are required to be paid off over an 18-year period commencing June 2008, except that if certain milestones are not met by June 30, 2008, the Construction Loan and the Renegy Term Loan become immediately due and payable.

Renegy at Susanville

In November 2007, Renegy completed the acquisition of an idle biomass power plant from Sierra Pacific Industries (“Sierra Pacific”) for $1.3 million. The plant assets, located in Susanville, California, include a boiler capable of producing 160,000 pounds per hour of steam and a turbine that can generate approximately 13 MW of base-load electricity. Including acquisition costs, we estimate the total cost to refurbish and re-commission this plant will be less than $800 per kilowatt, whereas the cost to build a new biomass plant can range from $2,500 to $3,000 per kilowatt. Based on the attractive economics of this investment, exploring opportunities to acquire other idled biomass facilities will continue to be an important component of our growth strategy.

We estimate our Susanville plant could be fully operational by the end of 2008, subject to securing necessary financing to refurbish the plant, obtaining any required construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a power purchase agreement for the entire power output of the plant, and other activities necessary to restart and operate the plant.

Fuel for our Susanville plant will be comprised entirely of woody waste biomass material that is expected to come from nearby forests, sawmills and green waste sites within a 75- to 100- mile radius of the plant site. We are currently in discussions with a local forest products and timber company for the supply of wood waste. We are also in discussions with government agencies, local green waste sites and other parties relating to long-term forest thinning and other contracts that may enable us to secure additional fuel.

Simultaneously, we are continuing discussions with utility companies who have expressed an interest in securing the electrical output of the plant through a long-term PPA, and are pursuing various financing opportunities we have identified to help fund the project.

In January 2008, we entered into a Lease and Option Agreement with Sierra Pacific to lease, with the option of purchasing, approximately 40 acres of land in Susanville, California where the biomass power plant is currently located. We intend to use this property for the operation of the plant and for fuel storage. The terms of the Lease Agreement provide for monthly lease payments of $750 per acre per month commencing January 31, 2008. Simultaneously with entering into the Lease, for consideration of $100,000, we entered into an Option Agreement, which provides us the option to acquire the 40-acre site for a purchase price of $80,000 per acre, subject to a price escalation of 1.5% per annum. The Option Agreement terminates on January 31, 2013, subject to certain exceptions. The Option Agreement provides that the initial $100,000 payment shall be credited against the purchase price of the property upon exercise of the Option. In addition, the Lease Agreement provides that 100% of the first 24 months of lease payments made by us shall apply to the purchase price under the Option Agreement if we elect to exercise our purchase option.

Fuel Aggregation and Wood Products Business

We have built over the past three years a fuel aggregation and wood products business that we operate near Snowflake, Arizona with a primary focus on collecting forest thinning and woody waste biomass within a 75 mile radius and transport such biomass fuel to our Snowflake plant. This business includes five Jackson Wood Shavers to manufacture pine shaving material for horse bedding, a high speed bagger for the pine shavings, two local sawmills with up to a 20 million board foot capacity, a pole peeler, screening equipment for mulch production, several pieces of heavy equipment (including feller bunchers, skidders, grinders, chippers, etc.), and a fleet of semi-trucks and trailers used to transport biomass material to the plant and storage area and, on occasion, to transport wood-related products being sold to outside companies.

Our fuel aggregation and wood products business is focused on providing cost-effective forest residue biomass fuel to our Snowflake plant by collecting it directly from the source, transporting and then manufacturing and selling lumber, mulch or other high value products to outside companies to substantially reduce the cost of by-product biomass fuels. We also provide certain forest thinning services for hire.

As part of our fuel procurement strategy, we contract with the U.S. Forest Service (“USFS”) for timber sale, salvage sale and service contracts to remove material from the National Forests, and work with other forestry businesses and agencies to harvest biomass fuel.

We have in place or have completed approximately 23 contracts with the U.S. Forest Service, either directly or as a subcontractor, for the collection, harvesting, chipping/grinding and hauling of woody waste material. We are also subcontractors for the stewardship contract awarded to Future Forests, LLC in September 2004 to thin areas of the Arizona forest that are unhealthy due to crowding, beetle kill and drought conditions.

In June 2002, the largest forest fire in the history of the southwest, the Rodeo-Chediski Fire, burned over 475,000 acres within close proximity of the site of our Snowflake plant. A large portion of the initial biomass material for our Snowflake plant comes from our harvesting of the fire damaged trees from this area under individual contracts with the USFS to remove such fuel.

Additionally, we have contracts to manage and collect material from several community green waste sites, and collect biomass from the waste generated by Renegy’s and other area sawmills. Historically, we had been running our sawmills with over 50% of the sawlogs’ volume becoming fuel for the Snowflake plant. However, due to recent lumber price declines, we have suspended all sawmilling operations and do not anticipate restarting such operations until lumber prices improve. We currently have in place existing contracts to grind, chip and remove all woody vegetation and biomass accumulating at several public green waste disposal sites in Payson and Heber, Arizona, and several third party sawmill sites.

Overall, from burned areas, green forest thinning work, green waste sites and sawmill waste; we have collected approximately 400,000 tons of biomass. As described elsewhere in this document, a substantial portion of that accumulated biomass and almost all of the saw logs with retail value were lost during two fires that took place in 2007. However, with additional fuel collection completed since the fire, combined with the significant remaining biomass fuel that was not burned, as of the date of this filing, we now have approximately 24 months’ worth of wood fuel in storage to be used by our Snowflake plant.

We also recently signed a five-year agreement to process wood materials into horse shavings (wood shavings used in horse stables) for distribution throughout the southwest with a large shavings dealer. Beginning October 1, 2007 and continuing for five years, we committed to produce 40,000 bags per month, each holding twelve cubic feet of shavings, for this company. We have also installed equipment to peel bark and manufacture log poles for home construction, fences and utilities. Additionally, we have contracts to provide mulch material for home and garden use. We have the necessary equipment to filter out the mulch material from biomass piles in order to sell the more valuable mulch material and save the remaining chips for boiler fuel.

Renegy understands the importance of a diversified fuel strategy. As part of our strategy, in addition to gathering biomass fuel from the forest, we continually seek opportunities to secure alternate supplies of biomass to supplement the fuel for our plants. Such additional sources of biomass may include industrial waste (such as paper sludge), local green waste sites, municipal waste, agricultural waste, and woody construction and debris waste.

Growth Strategy

Our goal is to become a leading biomass to electricity IPP in North America utilizing wood waste as a primary fuel source. We seek to rapidly grow our portfolio of renewable energy assets within a five-year period through acquisitions, development, construction and operation of biomass to electrical power generation facilities. Key elements of our growth strategy include:

Acquiring operating biomass to electricity facilities.  More than 200 wood-burning biomass plants currently operate in North America. The North American biomass industry is highly fragmented and we believe it is ripe for a strategic roll-up. Most owners of biomass plants are sawmill operators or pulp and paper companies that currently own and operate no more than one or two biomass facilities to consume the waste generated by their primary operations. In some cases, current owners have been operating these plants for many years or have PPAs that will soon expire, and view the burgeoning market for renewable energy as an opportune time to capitalize on the sale of their plant assets. We believe we will be able to purchase such operating facilities for substantially less than the capital cost associated with building a new biomass plant, which can range from $2,500 - $3,000 per kW. In many cases, these facilities will provide for an immediate source of revenues upon closing a purchase transaction, whereas the construction of a new biomass plant can take up to three years from concept to commercial operations. Purchasing existing plants with an established history of operations also removes the risk associated with new construction, and enables us to more rapidly grow our portfolio of biomass plant assets.

Acquiring idle biomass to electricity facilities.  We have identified several wood-burning biomass plants across North America that are currently idle. Many of these plants were idled due to either fuel supply or PPA issues. For example, following a downturn in the lumber industry, many sawmills in the U.S. and Canada were closed down, causing adjacent biomass power plants to also cease operations. We plan to continue exploring opportunities to acquire, refurbish, and restart such “mothballed” facilities where we believe there is potential to resolve any fuel, PPA or other issues that caused these plants to shut down. In most cases, these plants can be purchased at a discounted price and following some refurbishment, can be restarted in a short amount of time (6 - 12 months). In some cases, a lack of fuel supply or other factors at a plant’s current site may warrant relocation of the plant.

Building new biomass to electricity facilities.  We will continue to be opportunistic in our development and construction of new biomass to electricity facilities, and will require that they meet certain criteria. Specifically, new greenfield projects will:

•	be developed in fuel-rich zones with long-term fuel supply secured;

•	focus on centralized, utility-scale electricity generation;

•	utilize technology proven in commercial-scale operation;

•	secure pre-sold power contracts through long-term power purchase agreements with utility companies;

•	be debt financed with non-recourse project financing, to the extent feasible and reasonable;

•	be close to transmission/distribution lines; and

•	be economically compelling.

Locking up long-term supplies of fuel through control of fuel zones.  Securing sustainable, long-term supplies of fuel will be critical to the successful operation of our biomass facilities. As part of our cost effectiveness and supply strategy, we intend to secure exclusive long-term contracts and fuel supply agreements to lock up fuel sources in the vicinity of our facilities. We plan to leverage our fuel aggregation expertise and established relationships with the USFS and other government agencies to secure stewardship, service and forest thinning contracts. We also plan to enter into contracts or partnerships with local green waste sites, sawmill operators, pulp and paper mills, and other parties that generate wood waste to supply additional fuel to our plants.

Expanding our fuel aggregation business to support future facilities.  We recognize that the key to success in the biomass business is efficient and cost-effective procurement and delivery of fuel to our plants. To this end, we plan to replicate the fuels business we have established near our Snowflake plant and build similar fuel aggregation businesses in the vicinity of future biomass facilities so that we will not be as vulnerable to price escalation as companies that purchase their fuel from third party suppliers.

Partnering with or acquiring related businesses that complement our current business activities, build upon our core competencies, or strengthen our market position.  We will continue to be opportunistic in our pursuit of partnerships or other business acquisitions that may add depth to our in-house construction and operations expertise, allow us to realize cost efficiencies or economies of scale, enable us to expand our control of fuel zones, or gain market penetration.

Incorporating a technological advantage.  We plan to continually seek opportunities to incorporate a technology advantage in our business to improve the economics of our operations or strengthen our competitive position. For example, we are currently exploring opportunities to grow energy crops such as sorghum to provide additional fuel for our biomass facilities. We also may explore other technologies such as gasification, pyrolysis, and anaerobic digestion that could provide greater efficiency in the conversion of cellulosic material into energy.

Multiple biomass to electricity project opportunities totaling in excess of 1 GW of power output have been identified and are currently being explored. These opportunities include acquisitions of existing facilities as well as new greenfield projects in various locations across North America. While future projects will focus on supplying clean and renewable power primarily through biomass in the near term, we will remain opportunistic in our pursuit of future renewable energy projects, and may explore solar and wind projects as part of a longer term strategy.

Future projects will leverage our renewable energy industry knowledge, biomass project experience, fuel aggregation expertise, and our strong relationships with utilities and government agencies at both state and federal levels.

We believe we will be able to apply the resources, knowledge, experience and credibility gained through our current business activities to successfully develop and profitably operate additional renewable energy plants. These assets include:

•	an established fuel aggregations business for harvesting and supplying fuel to biomass facilities;

•	an in-depth understanding of the technology of boilers and interconnectivity requirements for electricity production;

•	a solid reputation with utility customers as a proven and trusted partner;

•	established relationships with state and federal agencies;

•	siting expertise for optimal location of new renewable energy facilities;

•	forest service credibility in the collection of wood waste for biomass fuel; and

•	experience with securing low cost financing, long-term power purchase agreements, air permits and transmission and distribution agreements.

Energy and Environmental Regulations

Renegy intends to build and operate renewable energy power plants in various states throughout the U.S. as well as in Canada. While the market opportunities for our business are driven by increasingly stringent environmental regulations, our present and any future renewable energy facilities will also be subject to complying with extensive energy and environmental regulation by federal, state and local authorities in all the locations where they may operate. In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from various government agencies, and will require significant administrative responsibilities to monitor our compliance with regulations. We cannot predict whether federal, state or local governments will modify or adopt new legislation or regulation relating to the energy industry, nor can we cannot predict the effect of compliance therewith on our business. New regulatory requirements could require modifications to operating facilities, which could require that operations at our facilities be reduced or idled during such modifications. We are responsible for ensuring the compliance of our facilities with all the applicable requirements and, accordingly, we attempt to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The costs of operating our present and future facilities may be positively or negatively affected by any changes in regulations or in their interpretation or implementation. These potential costs cannot be quantified at this time. Below is a summary of current and potential future regulations impacting our business:

Clean Air Act

Our biomass to electricity facilities may be required to comply with air quality regulations of the federal Clean Air Act in the areas in which they operate. This federal law covers the entire country and is enforced by the U.S. Environmental Protection Agency (“EPA”) to improve air quality in the United States. Under the Clean Air Act, the EPA has established national ambient air quality standards (“NAAQS”) for six principal pollutants (ozone, sulfur dioxide, nitrogen oxides, particulate matter, carbon monoxide and lead) at levels that protect public health and welfare with an adequate margin of safety. The EPA limits how much of each such pollutant can be in the air anywhere in the United States, with each state responsible for developing individual state implementation plans (“SIPs”) describing how each state will meet the EPA’s set limits for various pollutants.

Federal Power Act

The Federal Power Act (“FPA”) regulates certain aspects of electric generating companies and their subsidiaries and places constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Pursuant to FPA Section 205 and Federal Energy Regulatory Commission (“FERC”) implementing regulations, our biomass plants must obtain authorization from FERC before selling power at wholesale rates. Effective January 1, 2008, our Snowflake plant secured authorization from FERC to sell power at wholesale rates as an Exempt Wholesale Generator (“EWG”).

Our Snowflake plant currently leases interconnection facilities through which the plant will eventually transmit energy to the purchasers of its output. The Snowflake plant and the interconnection facility lessor are parties to an existing FERC-approved interconnection agreement, which allows the Snowflake plant to connect to the interstate transmission network and transmit its output for sale to third parties. Both the interconnection agreement and the Snowflake plant’s access to the interconnection facilities are subject to the terms of the lease agreement. If the lease is terminated, the Snowflake plant will need to make alternate arrangements to interconnect and transmit power. During any such period, energy sales may be curtailed.

Arizona Corporation Commission

The Snowflake plant currently is exempt from regulation by the Arizona Corporation Commission because of the size of the plant and because the power is being sold to utilities for resale and not to the public. However, future regulation by the Arizona Corporation Commission could subject the Snowflake plant or future plants located in Arizona to state rate or similar regulations, which could have an adverse affect on our plants or their power purchase agreements.

Other State Regulations

State public utility commissions or similar regulatory authorities (“PUCs”) have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to carry out a number of activities relating to regulated electric companies contracts for power supplies from other companies, including independent power producers and qualifying facilities (“QFs”) under PURPA. Because a power sales agreement generally is incorporated into a utility’s cost structure and its retail rates, power sales agreements with independent power producers, such as EWGs and QFs, are potentially subject to state regulatory scrutiny, including the process in which the utility has entered into the power sales agreement. Many states require or otherwise create incentives, causing electric utilities to carry out competitive procurement processes as the means for identifying the suppliers eligible to sign power sales agreements with the utility. Furthermore, independent power producers that are not QFs or EWGs may be considered to be public utilities in some states, at least for some purposes. As such, these entities would be subject to broad regulation by a PUC, ranging from certificates of public convenience and necessity to regulation of organizational structure, accounting, and financial and other matters. In addition, because QF contracts are sometimes at rates that exceed current market rates for electricity, PUCs sometimes encourage their regulated utilities to take certain actions to reduce the difference between the market price and the contract price. Such actions can include efforts to renegotiate or restructure the contracts, litigation or termination. States may also assert jurisdiction over the siting and construction of electric generating facilities including facilities owned and operated by QFs and EWGs. PUCs may also have jurisdiction over how new federal initiatives associated with power production are implemented in their respective states. The actual scope of jurisdiction over independent power projects by PUCs varies from state to state.

Energy Policy Act of 2005 and Public Utility Holding Company Act of 2005

The Energy Policy Act of 2005 enacted comprehensive changes to the domestic energy industry which may affect our business. One such change was the repeal of the Public Utility Holding Company Act of 1935 and the

passage of the Public Utility Holding Company Act of 2005 (PUHCA 2005). The Snowflake plant has obtained EWG status under PUHCA 2005, which exempts the plant from certain accounting and record retention requirements required under PUHCA 2005. No assurance can be given, however, as to potential future changes in regulatory requirements that may impact our Snowflake or future biomass plants’ ability to qualify for this exemption. If our Snowflake plant or other future plants are unable to secure and maintain status as an EWG, we may be unable to sell power under our power purchase agreements.

The Energy Policy Act of 2005 removed certain regulatory constraints that previously limited the ability of utilities and utility holding companies to invest in certain activities and businesses, which may have the effect over time of increasing competition in energy markets in which Renegy plans to participate. In addition, the Energy Policy Act of 2005 includes provisions that may remove some of the benefits provided to non-utility electricity generators, such as our Snowflake plant, after its existing power purchase agreements expire. As a result, we may face increased competition in the sale of power from our facilities, as well as the potential for increased FERC regulatory oversight. In addition, the removal of such provisions may make it more difficult for us to acquire or develop future renewable energy facilities.

Competition

Our primary source of revenue is expected to come from the ownership and operation of facilities that generate and sell renewable, “green” energy through PPAs with utility or industrial companies. Our primary competitors include other producers of renewable and alternative energy through biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, hydro and other renewable sources. These companies represent a significant class of competitors because they will compete with us for power purchase contracts, transmission line capacity, the sale of marketable renewable energy credits and participation in other renewable energy programs.

We also face many forms of competition with respect to the resources required to operate our facilities. Such competition includes other operators of biomass to electricity power facilities and biofuel companies with whom we may compete for wood waste fuel. We likely will also face competition for wood waste fuel from coal-fired power plant operators who co-fire biomass with coal to reduce greenhouse gas emissions and other air pollutants, and to benefit from the sale of RECs. If we cannot obtain and maintain sufficient fuel supply for our facilities, or cannot obtain or maintain them at reasonable costs, our profitability will be adversely affected.

Furthermore, there are many companies that build and operate biomass to electricity power facilities. We are aware of several other companies that operate biomass plants in North America. A number of competitors have more mature businesses and have a more established track record associated with building and operating such facilities in North America. We may be forced to compete with any of these competitors for access to equipment, construction supplies, skilled labor for the construction and operation of our facilities and the supplies of wood waste fuel required to operate our facilities. The effect of such competition could be reflected in higher costs associated with obtaining access to these resources, as well as an insufficient supply of these resources for the profitable operation of our facilities.

We view our commitment to collect and transport wood waste fuel directly from the source, along with our diversified fuel strategy, as a significant competitive advantage.

Human Resources

As of December 31, 2007, we employed 64 persons. None of our employees are represented by a labor union. We believe our relations with our employees are good.

Available Information

The Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, including any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, will be made available free of charge on or through the Company’s website, www.renegy.com, as soon as reasonably practicable following the filing of the reports with the Securities and Exchange Commission. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

RISK FACTORS

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

We remain in the early stages of development and have very little operating history from which to evaluate our business and performance.

We are developing the Snowflake plant, a 24 MW biomass power plant near Snowflake, Arizona held by our subsidiary, Snowflake, that will use forest thinnings, woody waste materials and recycled paper sludge as a fuel supply. However, the Snowflake plant has not yet been completed and Snowflake has no other activities other than construction of the Snowflake plant. We have limited experience in the construction and operation of biomass power plants such as the one we are currently constructing. Because of this limited experience, there can be no assurance that our Snowflake plant will ever be profitable.

Our operating subsidiaries, Renegy LLC and Renegy Trucking, were formed in 2004 and 2005, respectively. Renegy LLC’s business consists primarily of procuring forest thinnings and woody waste materials to be used as a fuel source in the Snowflake biomass power plant obtained through various contracts with third parties, including numerous contracts with the United States Department of Agriculture’s U.S. Forest Service. These contracts allow Renegy LLC to remove forest thinnings and woody waste materials from land owned by the Forestry Service. Renegy Trucking’s business consists solely of transporting fuel supplies from sites where Renegy LLC is operating and delivering the fuel supplies to the Snowflake biomass power plant. Neither of these subsidiaries is profitable and there can be no assurance they will ever be profitable.

We have incurred significant losses since inception. We anticipate incurring significant losses until we are able to commence operations of the Snowflake plant and we likely will continue to incur losses, which may be significant, even upon operation of the plant.

We have had a history of losses since inception. For the twelve months ended December 31, 2007, we incurred losses of approximately $15,180,000 (which consists of our losses of approximately $11,561,000 for the fourth quarter of 2007 and the Snowflake entities losses of approximately $3,619,000 for the first nine months of 2007). The Snowflake entities incurred losses for the twelve months ended December 31, 2006 of $6,800,000. Our cumulative losses since inception, including the losses of the Snowflake entities, total approximately $23,627,000.

We anticipate that we will incur significant losses at least until the Snowflake plant is completed and fully operational. Further, even if the Snowflake plant operates as expected, we likely will continue to incur losses, which may be significant, because of the level of our corporate overhead, including the business development costs of seeking to acquire and/or develop additional power plants, and other operating expenses, including our fuel aggregation and wood products business and various lease and financing obligations for property, plant and equipment (collectively, our “corporate overhead”). Even upon commercial operations, if our costs to operate the Snowflake plant are higher than anticipated or if power production from the plant is lower than anticipated, our losses will be higher than anticipated. Thus, until we acquire or develop additional power plants which generate enough revenues to result in positive income, we likely will continue to incur losses. Moreover, even if we become cash flow break-even, we likely will continue to incur losses because of significant depreciation expenses for our property, plant and equipment. No assurance can be given that we will generate sufficient revenues to allow us to become profitable or to sustain profitability if we were to become profitable.

We anticipate incurring significant negative cash flow until the commencement of operations of the Snowflake plant, and we likely will continue to incur negative cash flow even after the commencement of operations of the Snowflake plant. Such negative cash flow may exceed our remaining funds.

At December 31, 2007, we had cash, cash equivalents and short-term investments (collectively “cash”) of approximately $18,171,000, of which approximately $2,411,000 was restricted cash from our financing arrangements with CoBank which can be used solely for construction of the Snowflake plant and related activities. All of such restricted funds have been used for such construction and related activities as of the date of this report. We anticipate using $8.0 million of our remaining non-restricted funds towards seeking to complete the construction of the Snowflake plant, with Robert and Christi Worsley (the “Worsleys”) responsible for the remaining funds to complete the construction of the plant. Further, we continue to incur significant costs for our corporate overhead. Any delay in the start of the Snowflake plant will result in continuing significant negative cash flow which may result in the depletion of our remaining funds prior to the start of commercial operations of the plant. Further, although we expect the Snowflake plant to generate positive cash flow upon operation, operational problems or unanticipated expenses could result in negative cash flow. Even if the Snowflake plant generates positive cash flow in the amount anticipated, we do not believe such cash flow will be sufficient to fully cover our corporate overhead and debt payment requirements. Thus, we ultimately do not expect to achieve positive cash flow from our business until we have acquired and/or developed a sufficient number of power plants to generate enough cash flow to cover our corporate overhead, and we currently do not have the financial resources to acquire and/or develop such plants. Moreover, if the Snowflake plant performs poorly or costs of operations are significantly higher than anticipated, it is possible that the cash flow from the operation of the Snowflake plant may not be sufficient to pay the indebtedness on the plant, in which case we may default on the debt financing secured by the plant. Any of these scenarios would have a material adverse effect on our business, financial condition and results of operations and could result in our stockholders losing their entire investment.

We may not be able to raise the additional capital we need on favorable terms, or at all. We may not be able to obtain necessary capital because of restrictions in our current and future financing arrangements, and in the event Mr. Worsley is no longer serving as our Chief Executive Officer, the Snowflake entities could lose their existing financing due to requirements of the financing arrangements.

We do not have sufficient funds to acquire and/or develop additional power plants or otherwise pursue our growth strategy, and we will need significant additional capital to accomplish this objective. The capital we seek may take the form of equity or debt financing, including the issuance of common stock, convertible debt, warrants and project-specific financing. We cannot anticipate the terms of any such financing. Any such financing, however, could be dilutive to existing stockholders and may have unfavorable terms, including providing common stock or securities convertible into common stock at a significant discount to the then current market price of our common stock. Further, such financing may not be available on any terms, in which case we likely will not have sufficient funds to continue our operations. The Snowflake entities’ current financing arrangements with CoBank for the Snowflake plant (which relate to both the construction and term loans from CoBank and the industrial development bonds) require that Mr. Worsley’s ownership interest in us is at all times at least 50.1% and we maintain directly or indirectly 100% of the economic interest in and voting power of the Snowflake entities (as defined herein). Further, at any time after the earlier of April 1, 2009 or one year after the commencement of the operation of the Snowflake plant, Mr. Worsley’s ownership interest in us may fall below 50.1% without an event of default occurring under the financing arrangements with CoBank provided that (i) we maintain directly or indirectly 100% of the economic interest in and voting power of the Snowflake entities and (ii) Mr. Worsley continues to exercise titular and effective managerial control of us. This provision may significantly restrict our ability to use equity financing for future projects as we may be required to obtain the consent of CoBank. This may require us to use more debt financing than would otherwise be appropriate and may increase the risk of any future financing. No assurance can be given as to the effect of any future equity or debt financing or the effect on our business or financial condition. Additionally, if we fail to comply with this provision, we would be required to seek a waiver from, or renegotiate our existing financing arrangements with, CoBank. In addition, in the event of the death of Mr. Worsley, the CoBank financing arrangements require that his economic and voting interests in us be transferred within one year of his death to a U.S. incorporated entity having a substantial part of its business in the electric energy generation business and which has at least an investment grade rating on its unsecured senior long-term debt and compliance with certain other requirements. If such transfer does not occur, we would be required to seek a waiver from, or renegotiate our then existing financing arrangements with CoBank or we would be in default under such financing arrangements.

Risk of leverage

The Snowflake entities have borrowed approximately $50 million to finance the construction of the Snowflake plant as described elsewhere herein and also have borrowings under equipment leases totaling approximately $1,675,000. Although we have not guaranteed the $50 million plant financing, we have directly guaranteed the equipment financing. We have obtained a credit facility from Comerica under which we can borrow up to $6.2 million. We may need to borrow the amount available under the line during 2008 to meet our operating requirements. The use of leverage significantly increases our risk profile. Ultimately we must repay any such borrowings. Draw of funds under the line of credit with Comerica requires monthly payments of interest and must be repaid in its entirety within one year. If we or the Snowflake entities default under or otherwise are unable to pay these financing obligations, we would be required to obtain other sources of debt or equity financing to repay such obligations, and such sources are unlikely to be available on favorable terms or at all in such circumstances. If we or the Snowflake entities were unable to repay any financing obligation, we likely would be unable to continue our business operations and our stockholders likely would lose their entire investment.

We may experience biomass power plant development and construction risks and the construction of the Snowflake plant or future renewable energy facilities we develop may not be completed on time.

Our success in constructing the Snowflake plant is dependent on third parties’ performance of contractual obligations under construction agreements. The construction of the Snowflake biomass power plant involves many risks, including those described elsewhere in these risk factors and the following:

•	the inaccuracy of our assumptions with respect to timing;

•	supply interruptions or shortages;

•	shortages and inconsistent qualities of equipment, material and labor;

•	failure by key contractors and vendors to timely and properly perform;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	unanticipated cost overruns, many of which have occurred to date

•	problems encountered during testing and start-up of the plant; and

•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism.

We cannot predict the impact of these risks on our business or operations. Any one of the above risks could give rise to delays, cost overruns or the termination of plant construction, and could result in the loss (total or partial) of Snowflake’s financing due to the failure to meet construction deadlines that are required under the Snowflake entities’ financing agreements and/or the power purchase agreements. However, most of the construction of the Snowflake plant has been completed as of the date of this report, and remaining construction risks relate principally to any required final construction completion during the start-up and testing phase of the plant.

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

A significant amount of the critical equipment and parts for the Snowflake plant, including the turbine for the operation of plant, is used and has been refurbished. The refurbished turbine for the plant was manufactured in 1962. Although the use of such equipment has reduced the cost of construction, it increases the risk that a particular piece of equipment or part might fail. The use of previously used equipment and parts increases the risk that the equipment will not operate correctly or as efficiently as new equipment or that repairs or replacement of such equipment may need to be made during the construction or operation of the plant. This may further delay construction and result in additional cost overruns. It also may cause the Snowflake plant to have disruptions in service, which may cause us to breach the energy delivery requirements under the power purchase agreements relating to the plant. Moreover, refurbished used equipment and parts generally have little or no warranty protection as compared to newly manufactured equipment and parts. Further, parts for older used equipment are likely to be more difficult and more costly to obtain.

Operation of the Snowflake plant and any future renewable energy facilities involve significant risks. Our future financial performance will depend on the successful operation of the Snowflake plant and future renewable energy facilities.

The operation of the Snowflake plant and any future renewable energy plants we may construct or acquire involve many risks, including: the inaccuracy of our assumptions with respect to the timing and amount of anticipated revenues; complying with the terms of power purchase agreements for the sale of power; supply interruptions; the breakdown or failure of equipment or processes; difficulty or inability to find suitable replacement parts for equipment; decreases in the demand or market prices for energy production; the availability of fuel supplies and maintaining access to fuel supplies on a cost-effective basis; competition for fuel from alternative uses, such as for biofuel, which may increase the costs of obtaining fuel supplies; disruption in the transmission of electricity generated; permitting and other regulatory issues; license revocation and changes in legal requirements; labor disputes and work stoppages; unforeseen engineering and environmental problems; unforeseen construction cost overruns; weather interferences and catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; the exercise of power of eminent domain by governmental authorities; and performance below expected levels of output or efficiency.

We cannot predict the impact of these risks on our business or operations. These risks, if they were to occur, could prevent us from meeting contractual obligations and would have a material adverse effect on our business and financial condition.

Our future financial performance depends on the successful operation of the Snowflake plant and future renewable energy facilities. The cost of operation and maintenance and the operating performance of the Snowflake and other future biomass plants may be adversely affected by a variety of factors, including:

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

Additionally, we will be dependent upon a third party operator for the successful operation of the Snowflake biomass power plant. To the extent that this third party does not fulfill its obligations, the Snowflake plant’s operations could be adversely affected.

We will be highly dependent on Abitibi or its successor for the operation of the Snowflake plant. If Abitibi or such successor were to terminate the agreement with us, we would find it extremely difficult or impossible to replace the necessary services, and may not be able to operate the Snowflake plant. Abitibi has announced that it has entered into an agreement to sell the paper mill to Catalyst Paper.

The Snowflake plant is being constructed immediately adjacent to the Abitibi recycled paper mill near Snowflake, Arizona, on land leased from Abitibi. The Snowflake plant will depend on Abitibi for paper mill sludge, which will represent about 50% by weight and 25% by BTUs of the fuel source for the operation of the Snowflake plant, with the remaining fuel being provided by wood waste, principally from wood gathered from surrounding forests in an approximately 50 mile radius from the plant. Pursuant to the Snowflake entities’ agreement with Abitibi, this paper mill sludge will be provided without charge to the Snowflake entities, as this saves Abitibi the cost of burying the sludge on its property. Furthermore, under the Snowflake entities’ agreement with Abitibi, Abitibi will operate the Snowflake plant, including providing the management, administrative services, personnel, tools, materials, parts and consumables necessary to operate and maintain the plant. Abitibi will also provide the Snowflake entities with access to the electrical grid at Abitibi’s substation and various critical services. In exchange for providing such services, the Snowflake entities will reimburse Abitibi for all operational costs associated with Abitibi’s operation of the plant and pay Abitibi an annual incentive bonus based upon achievement of certain operational capacity targets. Additionally, Snowflake made a one-time payment of $500,000 to Abitibi as Snowflake’s share of the cost of constructing the substation that will provide access to the electrical grid, and in connection with this payment, Snowflake received a 20% ownership interest in the substation and a transmission line emanating from the substation to the point of interconnection with the electrical grid. Abitibi may cease operation of its paper mill or terminate its agreement regarding substation access, critical shared facilities and services, or the supply of paper mill sludge. If Abitibi terminates its lease agreement with the Snowflake entities and no longer provides the Snowflake entities with access to the substation, the Snowflake entities will be required to negotiate a new interconnection agreement with APS. If Abitibi ceases to operate the Snowflake power plant in accordance with the lease agreement, the Snowflake entities would need to find a substitute party to operate the plant. In such an event, pursuant to the terms of the lease agreement, Abitibi will be required at the request of Snowflake and at Snowflake’s expense to train a new operator. Further, such a termination would not be effective until, upon Abitibi’s request, a new interconnection agreement is in place and, in any event, the earlier of the date upon which a new operator agreeable to Snowflake is engaged and trained to the satisfaction of Snowflake or 90 days after the date which would otherwise have been the date of termination. If Abitibi ceased operations at the paper mill, the Snowflake entities would have the opportunity to purchase the land leased from Abitibi, but they would be required to replace some of the services performed by Abitibi and would potentially need to find a substitute fuel source to replace the paper mill sludge. In particular, the closure of the Abitibi paper mill would result in the loss of the water supply, the boiler feed water supply, needed compressed air to operate the plant, sewage and wastewater treatment, firewater service, backup power, control room access, waste ash removal and disposal service, operation and maintenance services and other needed services, as well as necessary state environmental permits to operate the plant. The Snowflake entities estimate that it would cost at least $2 million to replace these services over a one year period. Additionally, although the Snowflake entities would have access to an existing storage facility located within one mile of Snowflake’s plant containing approximately nine years of paper mill sludge, this sludge may decompose or may otherwise be inadequate for use as fuel and thus closure of the Abitibi paper mill could eventually make it necessary to replace the paper mill sludge used in the plant with an alternative fuel source, such as additional wood waste. Despite the mitigating factors discussed above, in the event of a closure of the Abitibi paper mill, it may be impossible or cost prohibitive for the Snowflake entities to replace these services and the fuel and it may necessitate shutting down the Snowflake plant. Our business model assumes that the paper mill is profitable and that Abitibi would not seek to shut it down, but no assurance can be given that these assumptions are correct. In recent years, competitive pressures in the paper industry and a decline in newspaper circulation have reduced the demand for paper products such as those produced at the Abitibi paper mill. As a result of the requirements of the United States Justice Department in connection with the recently completed merger involving Abitibi and Bowater, Incorporated (“AbitibiBowater”), AbitibiBowater announced in February 2007 that it had entered into an agreement to sell the paper mill to Catalyst Paper. That sale is subject to various closing conditions, and Abitibi has announced that it anticipates a closing of the sale during the second quarter of 2008. The sale of the paper mill to Catalyst Paper may increase the financial risk profile of the plant as a result of the structure of the proposed acquisition by a newly formed subsidiary of Catalyst Paper and the financing of the purchase and thus may increase the risk to the long term operation of the paper mill and thus of the Snowflake plant.

The Snowflake entities will depend on a third party for interconnection facilities to transmit power.

The Snowflake plant has a revocable, 20 percent ownership interest in the interconnection facilities through which the plant will transmit energy to the purchasers of its output. The Snowflake plant and the interconnection facilities’ majority owner are joint parties to an existing FERC-approved interconnection agreement, which will allow the Snowflake plant to connect to the interstate transmission grid and transmit its output. Both the interconnection agreement and the Snowflake plant’s access to the interconnection facilities are subject to the terms of a lease agreement with the interconnection facilities’ majority owner that provides a right of access and utilization so long as the lessor operates the interconnection facilities. If the lease is terminated, the Snowflake plant may need to make alternate arrangements to interconnect and transmit power. During any such period, energy sales may be curtailed.

The Snowflake entities do not have any further available funds to complete the construction of the Snowflake plant, and any future funding must come either from us, the Worsleys, or from additional financing sources. We have agreed to pay $6.0 million for capital investments in the Snowflake plant and $2.0 million of cost overruns in connection with the construction of the plant, and the Worsleys will be liable for any remaining overruns. The Worsleys have deposited $5.0 million with us for any such remaining overruns, but if overruns exceed such amounts and the Worsleys cannot satisfy them, then we may be required to pay such cost overruns to preserve our ownership of the plant.

The Snowflake entities do not have any remaining funds from their financing arrangements to complete construction of the Snowflake plant. As a result, any future costs of construction must either come from our funds or funds of the Worsleys in accordance with the agreement of the parties. In connection with the Snowflake power plant project, Mr. Worsley and his spouse entered into certain personal guarantees, including one that requires the Worsleys to contribute to the Snowflake entities the costs of paying for project costs that exceed the project cost budget amount of approximately $67 million under the CoBank financing arrangements. We currently expect that the final cost of the plant will exceed the original budget by approximately $13.5 million. Of this amount, the Special Committee of our Board of Directors has determined that $6.0 million constitutes new capital investments in the plant that have been or may be incurred relating to the acquisition of new assets and other plant enhancements that are expected to further increase the efficiency, reliability and long-term operating performance of the plant, and we will pay for such costs. The remaining amounts in excess of the original budget constitute cost overruns resulting from rising costs of labor, building materials and other construction matters. We will be responsible for the first $2.0 million of such costs and the Worsleys will be liable for any remaining overruns. The Worsleys have deposited $5.0 million with us to ensure that such funds are available to pay their anticipated portion of the overruns.

To the extent that the project cost overrun exceeds our currently anticipated estimates, the Worsleys will be required to fund such overrun. Although the Worsleys have a significant net worth, most of that net worth is illiquid and they may be unable to cover such overrun. In such event, we would have a claim against the Worsleys for the failure to pay for such overrun, but we may be required to expend our own funds to avoid a default under the credit facilities and power purchase agreements relating to the Snowflake plant so as to protect our investment in the plant. Any decision to expend such funds would be made by the independent Class III directors and not by Mr. Worsley. However, such a situation, were it to occur, likely would result in a dispute between us and Mr. Worsley and could have a material adverse effect on us. Further, the Sarbanes-Oxley Act of 2002 prohibits us from making loans to executive officers and to the extent we find it necessary to expend our own funds to cover a failure of the Worsleys to pay for an overrun, we risk being in violation of such prohibitions.

If either we or the Worsleys are unable or unwilling to make any necessary additional contributions to complete construction of the plant, there can be no assurance that additional financing would be available to the Snowflake entities, or if such financing is available, that it would be on terms acceptable to us. In such event, we may be required to seek to sell the Snowflake plant under unfavorable circumstances, and we may not be able to find a buyer for an uncompleted plant at a price sufficient to repay the debt secured by the plant, or at any price. Thus, any inability by us or the Worsleys to provide necessary funds to complete construction of the Snowflake biomass plant or any inability by the Snowflake entities to obtain financing necessary to complete construction of the Snowflake biomass power plant if required would have a material adverse effect on our business, financial condition and results of operations and could result in our stockholders losing their entire investment.

The Worsleys are guarantors of cost overruns incurred in connection with the construction of the Snowflake plant. Under the Snowflake entities’ financing agreements, if the Worsleys become bankrupt or insolvent, the Snowflake entities’ lenders could declare an event of default and declare existing loan funds immediately due, which would materially and adversely affect the Snowflake entities’ business.

The Snowflake entities have used approximately $50 million in debt financing for the construction of the Snowflake plant, and we anticipate we will incur additional debt financing in the future in connection with the development, construction and acquisition of additional renewable energy projects. Such debt financing increases our risk profile and any default on such financing likely would have a material adverse effect on us.

The construction of the Snowflake plant has been financed in part by the issuance of approximately $39 million of industrial development bonds and by a credit facility with CoBank of approximately $11 million. We will not have sufficient funds to acquire or develop additional renewable energy power plants without debt financing, unless we raise additional equity. The financing secured by the Snowflake plant contains, and any such additional debt financing may contain, operating and financial restrictions and covenants that impose operating and financial restrictions on us. Complying with these covenants and restrictions may hamper or have a negative impact on our business, results of operations and financial condition by limiting our ability to engage in certain transactions or activities, including: limiting our ability to incur additional indebtedness, create liens or to issue guarantees; restricting us from acquiring or developing additional renewable energy projects; preventing us from selling assets; restricting us from making cash distributions or paying dividends; limiting any transactions with affiliates, including Mr. Worsley; preventing us from issuing additional securities, including stock; and preventing us from engaging in merger or acquisition transactions.

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

The Snowflake entities must begin making principal payments under their financing agreements with CoBank in October, 2008. If certain milestones are not reached by June 30, 2008, the entire principal amount of the Construction Loan and Renegy Term Loan will be due and payable on that date. If such milestones are achieved by June 30, 2008, the Construction Loan and Renegy Term Loan will be payable over a six year period. However, even in such loans are converted to term loans, the Snowflake plant may not be generating any significant revenues by June 2008 and thus the Snowflake entities will be required to make such payments without revenue from significant revenue from the plant.

The Snowflake entities have not had to pay principal on their financing arrangements with CoBank as of the date of this filing and interest payments to date have been made from borrowings under such financing arrangements. There is no further source of borrowings to make payments under such financing arrangements. We are required to successfully complete the construction of the plant and meet the other requirements of the CoBank financing arrangements, including certification, confirmed by an independent engineer, that commercial operation as defined by the Arizona Public Service power purchase agreement and delivery commencement date as defined in the Salt River Project power purchase agreements have been achieved, by June 30, 2008, or the current Construction Loan and Renegy Term Loan in the amount of approximately $11 million cannot be converted to term loans payable over a multi-year period and instead become immediately due and payable on such date. Neither the Snowflake entities nor we have the funds to repay such loans at that time. If we are able to meet the June 30 milestone, the Snowflake entities must begin making principal payments under their financing agreements in October 2008 and pay such loans over an approximately six year period. The Snowflake plant may not be generating any significant revenue by October 31, 2008, even if the June 30 milestone has been met. Thus, the Snowflake entities may be required to make principal and interest payments in October 2008 without significant revenue from the plant. If the Snowflake entities have not converted the Construction Loan or Renegy Term Loan to a six-year term loan by June 30, 2008, or if the Snowflake entities do not have the funds to make payments on the converted loans, then either we would be need to make the necessary payments under the financing agreements from our remaining funds, if any, or from borrowed funds, or if we or they were unable or unwilling to provide such funding, the Snowflake entities would be required to obtain substitute financing to make payments under the Snowflake entities financing agreements or the Snowflake entities would be required to refinance their debt with their existing lenders. If no financing from any source was available, then we would be required to seek to sell the Snowflake plant under unfavorable circumstances, and we may not be able to find a buyer for the plant at a price to recover our investment in the plant or even at a sufficient amount to repay the debt secured by the plant.

We cannot assure you that we will have the capacity to make the necessary payments to cover any financing obligations which arise or that the Snowflake entities would be able to obtain substitute financing or that the Snowflake entities would be able to refinance their debt with their existing lenders or that we would be able to sell the plant at a favorable price or at any price. Any inability to make required payments would result in a default under the Snowflake entities’ financing agreements and would likely have a material adverse effect on our operations and could result in our stockholders losing their entire investment.

If the Snowflake entities default on their credit obligations relating to the Snowflake plant, we could lose our entire investment in the plant.

The Snowflake entities have borrowed approximately $50 million to finance the construction of the Snowflake plant. The Snowflake entities have in the past triggered violations of the financing covenants. These violations have related primarily to changes in the costs related to the construction of the power plant, the entry into or termination of certain material contracts related to the business of the Snowflake entities and the construction of the plant, and the timely delivery of financial statements to CoBank, all of which have been waived by CoBank. Even if the Snowflake entities are paying the principal and interest on its debt, if additional violations occur in the future which are not waived by CoBank, CoBank could declare a default and require the immediate payment of the outstanding debt under the credit facilities and the industrial development bonds and take possession of and foreclose on the assets of the Snowflake entities including the Snowflake plant. This would result in the loss of our entire investment in the Snowflake plant and would have a material adverse effect on our financial condition and results of operations and could result in our stockholders losing their entire investment. No assurance can be given that we can comply with the terms of the financing arrangements and that defaults will not occur.

Our initial performance will be highly dependent on successfully completing construction of the Snowflake plant and the other requirements of the CoBank financing arrangements by June 30, 2008, and commencing delivery of power to Arizona Public Service by September 1, 2008 and Salt River Project by October 1, 2008. If we fail to successfully complete the construction of the plant and meet the other requirements of the CoBank financing arrangements by June 30, 2008, the Snowflake entities will be in breach of such arrangements and CoBank may declare a default and accelerate the debt under the financing arrangements and take possession of the Snowflake plant if we do not repay such financing arrangements. If we fail to commence delivery of power by the respective dates, the Snowflake entities will be in breach of their power purchase agreements and Arizona Public Service and Salt River Project will be able to terminate their respective power purchase agreements with the Snowflake entities, and this also would result in a default under the financing arrangements and we would risk losing our entire investment in the plant.

We currently are constructing the Snowflake plant on land leased from Abitibi at its paper mill located near Snowflake, Arizona. Currently we have no other renewable energy projects under construction and we have no agreement at this time to develop or acquire any other renewable energy project, although we have acquired a mothballed biomass power plant in Susanville, California. Thus, the success of our renewable energy business will initially be highly dependent on the completion, commercial operation and performance of the Snowflake plant. If we cannot successfully complete and operate the Snowflake plant, we will be unlikely to generate sufficient cash flow or have sufficient credibility with future potential lenders to construct or acquire additional renewable energy projects.

The Snowflake entities have entered into various contracts with third party contractors to construct the plant. There is no overall EPC (engineering, procurement and construction) general contractor, and the Snowflake entities are officially serving in that capacity. As a result, there is no independent party that is responsible and accountable for costs that exceed the CoBank project cost budget or project delays. There have been a number of delays and cost overruns in connection with the construction of the Snowflake plant to date. Although there was a contingency reserve for cost overruns as part of the project cost budget, that reserve has been depleted, and we currently expect that the final cost of the plant will exceed the original budget by approximately $13.5 million.

The Snowflake entities must complete construction of the Snowflake plant, including certification, confirmed by an independent engineer, that commercial operation as defined by the Arizona Public Service power purchase agreement and delivery commencement date as defined in the Salt River Project power purchase agreements have been achieved. If we fail to successfully complete the construction of the plant and meet the other requirements of the CoBank financing arrangements by June 30, 2008, the Snowflake entities will be in breach of such arrangements and the current Construction Loan and Renegy Term Loan in the amount of approximately $11 million cannot be converted to term loans payable over a multi-year period and instead become immediately due and payable on such date. We do not have the funds to repay such loans at that time. Further, CoBank may declare a default and accelerate the debt under all of the financing arrangements, including the Industrial Development Bonds, and may elect to take possession of the Snowflake plant. There can be no assurance that we will achieve the necessary milestones by June 30, 2008 or that we can obtain a waiver from CoBank if we do not meet such deadline. The Snowflake entities also must complete construction of the plant, achieve commercial operation and successfully deliver power to Arizona Public Service by September 1, 2008 and Salt River Project by October 1, 2008, in accordance with the terms of the power purchase agreements with these parties. If the Snowflake entities fail to timely complete the construction of the plant and deliver power by such date in the quantities required by the power purchase agreements, the Snowflake entities will be in default under both the power purchase agreements, and both Arizona Public Service and the Salt River Project will be able to terminate the power purchase agreements and seek damages against the Snowflake entities. This also would cause a default under the financing arrangements with CoBank. In such event, the Snowflake entities could be liable for significant damages and could lose their entire investment in the Snowflake plant, which would have a material adverse effect on our business and financial condition, and could even result in our need to cease operations. If the number and amount of delays on various construction items that have occurred to date were to continue, there is a substantial risk that the Snowflake plant will not achieve commercial operation in the timeframe required to meet its obligations under the power purchase agreements or the financing arrangements. No assurance can be given that the Snowflake entities will successfully complete the Snowflake plant in the required time period to comply with the terms of the power purchase agreements and the credit facilities relating to the Snowflake plant.

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

Our power purchase agreement with Salt River Project contains an availability requirement that mandates operation of Snowflake’s plant during each year for a period of time that is equal to approximately 90% of each year.

If we fail to operate the Snowflake power plant for a period of time that is equal to approximately 90% of each year during the term of its power purchase agreement with Salt River Project, we will be in default of the agreement. Although we believe that the Snowflake plant will be online for approximately 90% of each year, we cannot be certain that a force majeure event or any other cause will result in the plant failing to produce electricity for approximately 90% of each year. Further, during initial operations, there may be various start-up issues which increase the risk that the power plant may not be online for approximately 90% during the first year.

We have agreed to indemnify the Worsleys for any claims arising under their guarantee to Salt River Project relating to the payment of all sums owed by Snowflake to Salt River Project under its power purchase agreement with Snowflake and for maintaining a net worth of at least $35 million. If Snowflake fails to deliver power to Salt River Project resulting in monetary liability to Salt River Project under the power purchase agreement, we will be required to pay such sums to Salt River Project. If the Worsleys’ net worth falls below $35 million, we may also become subject to liability to Salt River Project.

In connection with the power purchase agreement with Salt River Project, the Worsleys have entered into a personal guaranty agreement in favor of Salt River Project. The guaranty provides that the Worsleys guarantee the punctual payment when due of all sums of money (including any damages) owed by Snowflake to Salt River Project under the power purchase agreement with Salt River Project. Thus, if the Snowflake plant fails to deliver power to Salt River Project under the terms of the power purchase agreement resulting in monetary liability to Salt River Project and Snowflake cannot satisfy such claim, then we will be required to indemnify the Worsleys for any claim against them resulting from such claim. This means that a claim that might otherwise be limited to Snowflake may expose us to liability to Salt River Project under the guaranty. The guaranty also provides that the Worsleys must maintain a minimum net worth of $35 million. If the Worsley fails to maintain such minimum net worth, then we will be required to indemnify them for any damages resulting from the guaranty to Salt River Project. Although we believe the Worsleys’ net worth is significantly greater than $35 million, no assurance can be given that they will maintain a net worth of at least $35 million over the term of Snowflake’s power purchase agreement with Salt River Project.

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

The Snowflake entities are engaged in wood waste harvesting which exposes them to risks, including liability risks, the risk of fire in wood waste fuel, and other unanticipated expenses.

Two of the Snowflake entities, Renegy LLC and Renegy Trucking, are involved in wood waste harvesting, principally by removing small trees and forest thinnings from forests located within a 75 mile radius from the Snowflake plant, and the storage of such wood waste. Renegy LLC and Renegy Trucking own or lease trucks for such purposes and operate a sawmill to cut the trees into wood fuel chips for use as fuel for the plant. These business activities involve significant risks, including the risks of accidents involving trucks causing injuries to third parties and the risk of significant injuries to employees.

The storage of logs and wood chips at the Snowflake plant site also involves significant risks, including the risk that such wood waste fuel will catch on fire and cause property damage or injury to third parties or employees. In particular, the wood chip piles are subject to a risk of combustion because of the moisture that resides in the wood chips and the evaporation of the moisture which creates heat that can ignite a fire. Further, it is often very windy at the Snowflake plant site, which increases the risk that a small or simmering fire in one wood chip pile can spread to other wood chip piles. To date, there have been two fires in the wood chip fuel storage piles at the Snowflake plant that resulted in fire spreading to uncut logs and wood chip piles stored on the site and which caused extensive damage to the wood fuel supply and some equipment. The cause of the fires was spontaneous combustion created by pressure generated by the weight of the piles, high winds and the natural moisture ground in the wood chips. In each fire, high winds forced oxygen into the piles generating sufficient heat to begin combustion and exacerbated the fire by spreading it to other wood chip and log piles. The first fire, in April 2007, destroyed approximately 20,000 tons of wood chips. The value of the lost wood chips and the costs incurred fighting the fire amounted to approximately $663,000. The most recent fire, in June 2007, resulted in a loss of approximately 12-15 months of wood fuel supply as well as damage to equipment used by Renegy LLC. To mitigate the risk of future fires and fire damage, the Snowflake entities have geographically separated the biomass stored for fuel so that a fire incident is less likely to spread among fuel storage piles as it did in the June 2007 fire incident. However, no assurance can be given as to the likelihood of significant fires in the future, or future damage to the stored wood fuel from any future fire.

Since the fires, the Snowflake entities successfully negotiated to modify the fuel stockpile requirements under their financing arrangements as described elsewhere in these risk factors. Due to an under-insurance issue that was discovered during the settlement process between the Snowflake entities and their insurer, insurance covered only approximately $361,000 of the costs associated with the first fire. After the first fire, this under-insurance issue was corrected. The Snowflake entities received payment of approximately $3.0 million for the June 2007 fire. Although the Snowflake entities plan to seek to maintain insurance for such business activities, such insurance may not be sufficient to cover all potential claims, may be cancelled by its insurer in the event of future fires or may not be renewed, and the making of these claims may make it difficult or impossible to cost-effectively retain insurance for damage or destruction to such stored fuel. In addition, Renegy LLC and Renegy Trucking have a significant number of employees who perform the work necessary to harvest the necessary wood waste and operate the sawmill, and the costs of labor could increase. Such an increase also would impact the cost of obtaining the wood waste, and therefore could negatively impact the profitability, if any, of the Snowflake plant.

The Snowflake plant will need to continually obtain forest thinning and woody waste materials to provide fuel for the plant. The cost of obtaining this wood waste may increase, or the wood waste may become unavailable, and this could materially adversely affect the profitability of the plant.

Approximately 50% by weight and 75% by BTUs of the fuel for the Snowflake plant will come from wood waste. This wood waste principally consists of small trees derived from forest thinning projects and similar wood waste material harvested from forests located within approximately a 75 mile radius from the plant. Two of the Snowflake entities, Renegy LLC and Renegy Trucking, have been removing this wood waste from the surrounding forests pursuant to various contracts with the United States Forest Service and other third parties. The Snowflake entities’ financing arrangements currently require the Snowflake entities to maintain a 2 1/2 year availability of fuel (other than paper sludge) either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such 2 1/2 year availability of fuel (other than paper sludge) is on the plant site at all times. Although the Snowflake entities believe procuring and storing one year’s worth of fuel will be achievable, the cost of obtaining wood waste could increase in the future, or wood waste could become unavailable, because of changes in government regulation limiting or even preventing the removal of wood waste from forests, competition from third parties seeking to use the wood waste for their own energy plants or for other purposes, such as commercial sales of the wood waste, and the cost of gathering and removing wood waste, such as trucking and employee costs. No assurance can be given as to the availability or cost of obtaining wood waste in the future. If the cost of wood waste were to significantly increase, this could prevent the Snowflake plant from achieving or maintaining profitability. Furthermore, if wood waste were to become prohibitively expensive or unavailable, the Snowflake entities may not be able to profitably operate the Snowflake plant and it may be shut down resulting in the loss of our entire investment in the plant.

If we are unable to procure and maintain fuel supplies that are sufficient for the operation of the Snowflake plant could result in a default under the Snowflake entities’ financing agreements.

Under their financing agreements, the Snowflake entities are required to procure specified amounts of fuel supplies by certain dates. Other than Abitibi, Renegy LLC is the Snowflake entities’ sole supplier of fuel supplies, and is dependent upon contracts with third parties to procure fuel supplies. Renegy Trucking is solely responsible for receiving and delivering fuel supplies from Renegy LLC to Snowflake. Renegy LLC’s ability to procure the required amounts of fuel supplies is dependent on the availability of large quantities of forest thinnings, wood chips and other organic waste resources. Demand from other fuel purchasers, labor shortages, inclement weather, fires and other events beyond the Snowflake entities’ control could impede or prohibit entirely Renegy LLC’s ability to timely procure fuel supplies, Renegy Trucking’s ability to timely deliver fuel supplies to Snowflake and Snowflake’s ability to maintain the requisite fuel supplies. Following two recent fires in the wood chip storage piles at the Snowflake plant, the Snowflake entities have geographically separated the biomass stored for fuel to mitigate the risk of future fires and fire damage and to ensure a fire incident is less likely to spread among fuel storage piles as it did in the June 2007 fire incident. The CoBank financing arrangements previously required the Snowflake entities to have a 2 1/2 years’ supply of fuel by the start of the operation of the Snowflake plant. The Snowflake entities successfully negotiated to modify the fuel stockpile requirements under their financing arrangements. The Snowflake entities’ financing arrangements now require the Snowflake entities to maintain a 2 1/2 year availability of fuel (other than paper sludge) either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such 2 1/2 year availability of fuel (other than paper sludge) is on the plant site at all times. In addition to reducing the risk of spontaneous fires, keeping a smaller amount of fuel supply on hand will render future fires more manageable and limit the amount of losses for any particular fire. However, lowering the amount of stored fuel may decrease the Snowflake entities’ ability to maintain fuel supply sufficient for the operation of the Snowflake plant and, in any event the Snowflake entities may not be able to comply with the modified fuel storage requirements. Failure to comply would result in a default under the Snowflake entities’ financing agreements. No assurance can be given that the Snowflake entities will continue meeting the requirements of their financing agreements and power purchase agreements to procure the specified amounts of fuel supplies by the required dates.

Many of the risks of our business, including the risk of fire, have only limited insurance coverage and many of our business risks are uninsurable.

Our business operations are subject to potential environmental, fire, product liability, employee and other risks. Although we have insurance to cover some of these risks, the amount of this insurance is limited and includes numerous exceptions and limitations to coverage. Further, no insurance is available to cover certain types of risks, such as acts of god, war, terrorism, major economic and business disruptions and similar events. Moreover, we have been unable to obtain insurance for machinery breakdown during testing and commissioning of the Snowflake plant or for any resulting delay that may be incurred during the start-up phase. As a result, if there is damage to the Snowflake plant during such testing and commissioning, there may not be insurance to cover such losses and there may not be sufficient funds to complete the construction of the plant. Further, any damage to the plant during testing likely would result in a delay in the completion of the plant for which there currently is no insurance coverage. Any such uninsured loss likely would result in a material adverse effect on our business and financial condition. In addition, our insurance will not be adequate to cover lost revenues, increased expenses or liquidated damages payments. In the event we were to suffer a significant construction, testing, environmental, fire, product liability, employee or other claim in excess of our insurance or a loss or damages relating to an uninsurable risk, our financial condition could be negatively impacted. The fuel source we use for our biomass plant is subject to substantial fire risk. In addition, the cost of our insurance has increased substantially in recent years and may prove to be prohibitively expensive, thus making it impractical to obtain insurance. This may result in the need to abandon certain business activities or subject ourselves to the risks of uninsured operations. Moreover, to the extent we make insurance claims, we risk not being able to renew insurance policies at reasonable rates or at all. In this regard, two recent fires in the wood chip fuel storage piles at the Snowflake plant have resulted in a substantial loss of wood biomass fuel and significant insurance claims. Additionally, the Snowflake entities have fuel supply contracts in place that, once acted under by the Snowflake entities, will provide at least an additional one-year supply of fuel. Also, to mitigate the risk of future fires and fire damage, the Snowflake entities have geographically separated the biomass stored for fuel so that a fire incident is less likely to spread among fuel storage piles as it did in the June 2007 fire incident. Despite these changes, we cannot be certain that the Snowflake entities’ insurer or any other insurer will provide fire insurance upon the expiration of the current policy in April 2008, or that even if such insurance is available, it will not be cost prohibitive to obtain insurance for damage or destruction to the stored fuel. If the Snowflake entities are unable to obtain such insurance, there could be a default under the Snowflake entities’ financing arrangements. Certain of our insurance policies with respect to the Snowflake entities currently overlap with other companies owned by affiliates of the Worsley Trust. Thus, a claim by any of such affiliates will reduce the coverage available to the Snowflake entities, thus increasing the risk of an uninsured claim.

Exposure to fuel supply prices may affect our costs and results of operations for our renewable energy projects.

We do not have long-term, fixed-price fuel supply agreements. Changes in the market prices and availability of fuel supplies to generate electricity may increase our cost of producing power at the Snowflake plant or at our future renewable energy projects, which could adversely impact our energy business’ profitability and financial performance.

The market prices and availability of fuel supplies for our renewable energy facilities is likely to be subject to significant market fluctuation. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair their cash flow and profitability. We may be subject to further exposure if any of our operations are concentrated in facilities using fuel types subject to fluctuating market prices and availability, such as wood waste and sludge. Increased competition for fuel supplies from alternative uses, such as for biofuels, may increase the costs of obtaining fuel supplies. Further, even if fuel is available on a cost-effective basis, we may not be able to maintain access to fuel as a result of changes in government regulation or competition from other sources. We may not be successful in our efforts to mitigate our exposure to fuel supply, availability and price swings.

Possible fluctuations in the cost of construction and raw materials may materially and adversely affect the Snowflake entities’ business, financial condition, future results and cash flow.

The construction of the Snowflake plant and any future biomass power facilities is dependent upon the supply of various raw materials, including steel and copper, and on the supply of various industrial equipment components. We or our contractors currently obtain such materials and equipment at prevailing market prices. Future cost increases of such raw materials and equipment could cause delay or stoppage of construction, and consequently could lead to a default under the Snowflake entities’ or other future financing agreements due to the failure to timely complete construction.

Development, construction and operation of new renewable energy projects may not commence as scheduled, or at all.

The development and construction of new renewable energy facilities involves many risks including siting, obtaining financing, permitting, securing fuel supply and power off-take agreements, financing and construction delays and expenses, start-up problems, the breakdown of equipment and performance below expected levels of output and efficiency. New facilities have no operating history and may employ recently developed technology and equipment. We will seek to maintain insurance to protect against risks relating to the construction of new projects; however, such insurance may not be adequate to cover lost revenues or increased expenses. As a result, a new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the facility’s financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility.

We may face increased risk of market influences on our revenues after power purchase agreements expire.

The Snowflake entities’ two existing long-term power purchase agreements relating to the Snowflake plant expire in 2023 and 2028, respectively. In general, we intend to enter into long-term power purchase agreements with respect to the renewable energy plants we develop or acquire. However, when such contracts expire, or if such contracts are terminated prior to expiration because of a performance default or otherwise, we will become subject to market risk in entering into new or replacement contracts at pricing levels which may not generate comparable or enhanced revenues. As such agreements expire or terminate, we will seek to enter into renewal or replacement contracts to continue operating such projects. However, no assurance can be given that we will be able to enter into renewal or replacement contracts on terms favorable to us. The expiration of any such contract would require us to sell project energy output either into the electricity grid or pursuant to new contracts.

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

Failure to obtain regulatory approvals or comply with environmental laws or other regulations could adversely affect our operations.

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

Costs of compliance with environmental regulations could adversely affect our financial performance.

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

With respect to the Snowflake plant, Snowflake is relying on Abitibi to amend certain of Abitibi’s existing state environmental permits in a manner that will permit Snowflake to operate its power plant. Although Abitibi has obtained these permits, the sale of the Abitibi paper mill to Catalyst Paper may impact these permits. If Catalyst Paper is unable to maintain the permits, the operation of Snowflake’s power plant could be jeopardized or become subject to additional costs, and the Snowflake entities may be in a default under their financing agreements.

As an eventual producer of electricity, the Snowflake plant and other future biomass power plants may become subject to regulations, taxes, and litigation related to greenhouse gas emissions.

As a power plant producing electricity from the combustion of biomass, the Snowflake plant will qualify as a renewable energy facility under the rules and regulations recently adopted by the Arizona Corporation Commission. While the Snowflake biomass power plant will produce and emit into the atmosphere carbon dioxide and potentially other greenhouse gas emissions, its use of biomass from forest thinnings, woody waste material, recycled paper sludge, and other renewable products derived from wood or other plants or plant materials involves actions that mitigate the release of greenhouse gases into the atmosphere. As a result of the attributes of this fuel cycle and fuel combustion process, producing power from biomass is generally considered not to be a source of greenhouse gas emissions. The Snowflake biomass power plant may be subject to future federal or state legislation or regulation, or the implementation of international treaties, which seek to limit or impose taxes or other costs on emitters of carbon and/or other greenhouse gases into the atmosphere. Facilities that use biomass to produce electricity may be subject to statutory or regulatory or other policy changes affecting those power production facilities and fuels that qualify for exemptions from or are otherwise not subject to such governmental policies affecting control of emissions from the Snowflake plant or costs related to its operation. In addition, private plaintiffs, as well as various governmental entities, have sued emitters of certain greenhouse gases on various theories of liability for harms caused by such emissions. It is possible that, as an emitter of particular greenhouse gases, we or the Snowflake entities could become defendants in similar litigation. Any of the foregoing could adversely affect the results of operations of the Snowflake plant.

We will be subject to the risk associated with the nature of and changes in governmental laws, regulations, policies and actions.

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

For example, the Snowflake plant will rely on Abitibi or future owner of the paper mill in Snowflake as a source of paper mill sludge for fuel and for the operation and maintenance of the Snowflake plant after construction. Other renewable energy projects may rely on a single supplier to provide fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. In most cases we will seek to have long-term agreements with such suppliers and customers in order to mitigate the risk of supply interruption. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of revenues. We cannot assure you that such performance failures by third parties will not occur, or that if they do occur, that such failures will not adversely affect the cash flows or profitability of our business.

Under the terms of their financing agreements, the Snowflake entities are required to procure and maintain specified amounts of fuel supplies by certain dates and to have in place power purchase agreements for the sale of the Snowflake biomass power plant’s output.

Snowflake has power purchase agreements with Arizona Public Service and Salt River Project to purchase all or a significant portion of the biomass power plant’s output or capacity. Snowflake has mitigated the risk of the biomass power plant’s output not being purchased by entering into long-term agreements with these two customers. However, Snowflake’s future financial performance will be dependent upon the performance by Arizona Public Service and Salt River Project of their respective obligations under the long-term power purchase agreements. We cannot assure you that such performance failures will not occur or that if they do occur, such failures will not adversely affect Snowflake’s financial performance.

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

We recently completed the combination of Catalytica Energy Systems with the Snowflake entities and integration issues remain, which may adversely affect our operations.

On October 1, 2007, we completed the Merger Transaction whereby Catalytica combined its business with the Snowflake entities and Catalytica and the Snowflake entities became our wholly-owned subsidiaries. Realizing the benefits of the transaction and achieving our business objectives will depend in part on the successful integration of the businesses and personnel. This is a time-consuming and expensive process that could significantly disrupt our business. The challenges involved in this integration include the following: minimizing the diversion of management attention from ongoing business concerns, preserving customer, manufacturing, supplier and other important relationships of both Catalytica and the Snowflake entities and resolving potential conflicts that may arise, addressing differences in the business cultures of Catalytica and the Snowflake entities, maintaining employee morale and retaining key employees. We may not successfully integrate the operations of Catalytica and the Snowflake entities in a timely manner, or at all, and we may not realize the anticipated benefits of the transaction to the extent, or in the timeframe, anticipated. The anticipated benefits of the transaction are based on projections and assumptions, not actual experience, and there can be no assurance that the transaction will have a beneficial effect on our short or long-term business objectives.

We may be subject to indemnification claims from Worsley for breaches of representations and warranties and covenants in the contribution and merger agreement. If such claims were to be successful, stockholders could suffer a significant further dilution in ownership.

The Contribution and Merger Agreement provides that Worsley on the one hand, and Catalytica and us, on the other, will indemnify each other against breaches of, or the failure to perform or satisfy any of, their respective representations, warranties, covenants and agreements made in the Contribution and Merger Agreement or in any document or certificate delivered by any of them at the closing pursuant to the Contribution and Merger Agreement. The respective indemnification obligations of the parties generally survive until April 1, 2009 and are generally subject to a deductible of $250,000 and a cap of $10 million. In addition, amounts paid to Worsley on account of indemnification are subject to a “gross up” to reflect Worsley’s approximately 58.7% ownership of our common stock as of the closing of the Contribution and Merger Agreement on October 1, 2007, which means that for every $1 of damages, we will be required to pay Worsley an amount equal to $1.41. Payment of indemnification may be generally satisfied in cash or in stock at an agreed value of $12.25 per share. If any potential indemnification claim arises against Worsley, the three independent Class III directors will be responsible for determining how to proceed with any such claim, which may present problems insofar as conflicts arise between Class III directors and Mr. Worsley, our President, Chief Executive Officer and Chairman. In addition, any successful indemnification claims by Worsley against us would increase Worsley’s ownership of our common stock and reduce the ownership of our common stock by other stockholders or significantly reduce our cash if we elect to settle any such claim by paying cash in lieu of issuing additional stock. Any claims we may have against Worsley could increase the ownership of our stock by stockholders other than Worsley. However, such claims likely will result from situations where we have suffered economic harm and thus the overall value of our stock may be reduced. Further, any indemnification claims likely will result in substantial legal and other fees which could have a material adverse effect on us.

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

We anticipate pursuing a rapid growth strategy to expand our renewable energy plant portfolio, currently consisting of the Snowflake plant and a mothballed power plant in Susanville, California, through acquisition of additional renewable energy plants and the development and construction of such plants. This growth strategy will place a strain on our management systems, infrastructure and resources. Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce. Further, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Our growth strategy includes the development and construction of new biomass to electricity power projects, which will require us to incur significant costs in business development, often over extended periods of time, with no assurance of success.

Our efforts to grow our renewable energy business will depend in part on how successful we are in developing new biomass to electricity projects and / or expanding existing ones. The development period for each project may occur over several years, during which we may incur substantial expenses relating to siting, design, permitting, community relations, financing and professional fees associated with all of the foregoing, during which we may not realize any return. Not all of our development efforts will be successful, and we may decide to cease developing a project for a variety of reasons. If the cessation of our development efforts were to occur at an advanced stage of development, we may have incurred a material amount of expenses for which we will realize no return.

A failure to identify suitable renewable energy acquisition candidates and to complete acquisitions could have an adverse effect on our business strategy and growth plans.

As part of our business strategy, we intend to continue to pursue acquisitions of existing renewable energy plants. Although we will regularly evaluate acquisition opportunities, we may not be able to successfully identify suitable acquisition candidates, including identifying necessary fuel and transmission facilities, or obtaining sufficient financing on acceptable terms to fund acquisitions, if at all, or complete acquisitions.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, and other expenses. In addition, both the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the SEC and NASDAQ have required changes in corporate governance practices of public companies. These new rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities. We expect these rules and regulations to further increase our legal and financial compliance costs and to make compliance and other activities more time-consuming and costly. In addition, we incur costs associated with our public company reporting requirements. Further, due to increased regulations, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We have attempted to address some of these attraction and retention issues by offering contractual indemnification agreements to our directors and executive officers, but this may not be sufficient. We will continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The market price of our common stock is likely to be highly volatile and may decline.

The market price of our common stock is likely to be highly volatile as a result of, among other things, the limited amount of shares of our common stock available for trading, which means that relatively limited amounts of purchases or sales of our stock could have a significant effect on the market price. Factors that could cause fluctuation and declines in our stock price may include, but are not limited to:

•	the nature, amounts and trends with respect to our net losses and cash consumption;

•	the amount of our capital resources and our potential need to seek additional funding;

•	announcements regarding the construction and operation of the Snowflake plant;

•	announcements regarding additional renewable energy plants;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	the effectiveness and commercial viability of our renewable energy plants and products and services offered by us or our competitors;

•	announcements by us or our competitors of technological innovations, new products, significant acquisitions or mergers, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	changes in environmental regulations;

•	additions or departures of key personnel;

•	concentration of ownership in our common stock by Mr. Worsley and his affiliates;

•	our limited number of stockholders; and

•	our potentially limited trading volume.

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

Furthermore, we expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and investors should not rely on them as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

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

Pursuant to a registration rights agreement, commencing July 1, 2008, we have agreed upon demand with limited exceptions to file one or more registration statements to allow the Worsley Trust to register for the resale of shares of our common stock, and shares of our common stock issuable upon exercise of the warrants held by the Worsley Trust. The expenses of registration will be borne by us and may require us to use our cash, depleting our available cash reserves. The expenses of registration may include fees to be paid to accountants, attorneys and other third parties.

The warrants issued to the Worsley Trust may limit our ability to raise additional capital and may significantly dilute existing stockholders.

The Worsley Trust holds warrants to acquire 2,473,023 shares of our common stock at an exercise price of $16.38 per share that, if vested and exercised in full, would result in the Worsley Trust owning approximately 69.4% of our outstanding common stock. The warrants vest upon the occurrence of certain events, with one-third of the warrants vesting upon commencement of operation of the Snowflake biomass power plant in accordance with the existing power purchase agreements by July 1, 2008, and with the remaining two-thirds vesting upon the development or operation of additional power plants. The warrants will expire no earlier than October 1, 2011 and no later than October 1, 2013. If and when the warrants are exercised, common stock will be issued and our existing stockholders will be diluted. In addition, the existence of the warrants may deter potential investors from investing in us because of the dilutive effects.

Mr. Worsley is our controlling stockholder and ultimately he will have the power to elect our entire Board of Directors.

An affiliate of Mr. Worsley, the Worsley Trust, owns 3,553,157 shares of our common stock constituting approximately 57.2% of the outstanding shares of our common stock, and warrants to acquire up to an additional 2,473,023 shares of our common stock, which if vested and exercised, would result in the Worsley Trust owning approximately 69.4% of our outstanding common stock. Thus, Mr. Worsley is our controlling stockholder. Although four of our current board members are independent directors who have not been selected by Mr. Worsley, and such directors may appoint an additional independent director at our next annual meeting anticipated to occur in September 2008, Mr. Worsley may nominate directors to replace two of the independent directors upon expiration of their terms, and will likely own enough shares to cause his nominees to be elected. In such event, he will control a majority of our board of directors. However, our certificate of incorporation requires that at all times after the expiration of the initial term of our Class III directors, all of whom are independent directors, our Board of Directors must maintain a Special Committee comprised of at least three independent directors, which shall have the authority to approve or disapprove any related party transactions, among other powers, and provides that after the expiration of the initial term of the Class III directors, members of the Special Committee must be appointed by a majority of the independent directors from among the independent directors then serving on the Board. Further, pursuant to the Contribution and Merger Agreement, the Worsley Trust and its affiliates (“Worsley”) have agreed to vote all shares of our common stock owned by Worsley to maintain at least three independent directors on our Board of Directors. Although this provision provides some limits on Mr. Worsley’s authority with respect to related party transactions, it will not prevent him from controlling a majority of our Board of Directors. Thus, apart from the restrictions on related party transactions and any fiduciary obligations to stockholders under applicable corporate law, Mr. Worsley will be able to control our operations as he deems appropriate. Mr. Worsley’s ownership of a majority of our common stock and ultimate ability to elect all of our directors creates inherent conflicts of interest which could have an adverse effect on stockholders and our business.

Our board of directors is divided into three classes of directors and such structure may create conflicts between the independent Board members and Mr. Worsley.

Our board of directors is divided into three classes of directors. Two independent directors in Class I have an initial one year term, and three independent directors in Class III have an initial three year term. Mr. Worsley and a designee to be chosen by him comprise the Class II directors. Although Mr. Worsley is our President, Chief Executive Officer and Chairman and controls a majority of our stock, he will not be able to control a majority of our board of directors until the term of the Class I directors expires at our next annual meeting anticipated to occur in September 2008. At that time, he will be able to elect both Class I directors. Mr. Worsley may choose to nominate different directors or choose to re-elect the current Class I directors. There may be conflicts between Mr. Worsley and the independent directors as a result of this board structure. In addition, potential indemnification claims may further complicate the board structure and dynamics. Any such board disputes likely would negatively impact us and our stockholders.

If certain business restrictions on Mr. Worsley are not enforced or we fail to exercise our rights with respect to certain of those restrictions, then it could have a material adverse effect on our business.

Mr. Worsley and various entities affiliated with him engage in various business activities throughout the state of Arizona. In addition, Mr. Worsley through his affiliates own approximately 80,000 acres of land in Arizona. Mr. Worsley has agreed in the Contribution and Merger Agreement to not participate in or facilitate, fund, support or undertake any project in the renewable energy field or to allow any real property owned by him to be leased, transferred or otherwise used for any such renewable energy project without first granting us a right of first refusal with respect to such property. Although we believe these provisions are enforceable, it is possible a court could find such provisions to be overly broad and partially or entirely unenforceable. In such event, if Mr. Worsley allows his land to be used by others for renewable energy purposes, our financial condition and results of operations may suffer.

We are substantially dependent on Mr. Worsley for our success.

Mr. Worsley is our President, Chief Executive Officer and Chairman of our board of directors, and through the Worsley Trust, owns approximately 57.2% of our common stock, and warrants that, if fully vested and exercised, would increase his beneficial ownership of our common stock to approximately 69.4%. Thus, the success of Renegy will be principally dependent on Mr. Worsley. No assurance can be given that Mr. Worsley will prove to be a successful Chief Executive Officer of Renegy. If Mr. Worsley is unable or unwilling to serve as our Chief Executive Officer, it may be difficult to retain a similar executive. Although we are maintaining a $5.0 million “key man” insurance policy on Mr. Worsley, such insurance will not provide for payment in the event of a disability or his departure as Chief Executive Officer, other than in the event of death.

Our management has limited experience in certain aspects of our business.

Mr. Worsley and our management have limited experience in the operation of a renewable energy business. Although we recently hired Hugh Smith, an experienced utility executive, as our Chief Operating Officer, we can provide no assurance that we will be able to hire experienced managers in the future. As a result, there can be no assurance that we will be able to effectively manage and grow our company.

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

Change of Control provisions in our Employment Agreements may have an adverse impact on us.

The employment agreements with certain of our executive officers provide that these officers may, at their election, terminate their employment and collect significant compensation in the event of a change of control. The employment agreement between us and Mr. Worsley, our CEO, provides that he may terminate his agreement for “Good Reason”, which includes a change in control. In such event, we would be required to make substantial payments to Mr. Worsley, consisting of two years of his base salary and the maximum amount of his incentive compensation. Mr. Higginson, our Senior Vice President, has a similar provision in his employment agreement. The costs of these provisions may inhibit a third party from seeking to acquire our shares in the open market and thus may have a depressive effect on our stock. This is especially likely to be the case if the Worsley Trust no longer owns a majority of our common stock and a potential third party buyer is seeking to obtain a controlling interest in us.

We have indemnified CoaLogix for certain matters in connection with the sale of SCR-Tech to CoaLogix; Catalytica has indemnified Kawasaki Heavy Industries (“Kawasaki”) and Eaton Corporation (“Eaton”) for certain matters in connection with the sale of its gas turbine assets and its diesel technologies and Catalytica may be subject to other liabilities from its activities prior to these sales.

In November 2007, Catalytica sold its SCR-Tech subsidiary to CoaLogix Inc., a wholly-owned subsidiary of Acorn Energy, Inc. In connection with that sale, we agreed to indemnify CoaLogix for any breaches of various representations and warranties made to CoaLogix by Catalytica in connection with the sale. These indemnities are generally limited to the purchase price of $9.6 million. Thus, we may be subject to claims if Catalytica breached any of such representations and warranties. In September 2006, Catalytica sold its gas turbine assets to Kawasaki. Although this sale resolved all potential prior claims with Kawasaki and its affiliates, Catalytica agreed to indemnify Kawasaki for any breaches of various representations and warranties made by Catalytica to Kawasaki in connection with the sale of the gas turbine assets. These indemnities generally are limited to the purchase price of $2.1 million. Catalytica also agreed to maintain an amount of not less than $1.9 million in immediately available funds until September 30, 2008 to satisfy any indemnification claims from Kawasaki. In October 2006, Catalytica sold its diesel technologies and related assets to Eaton, and Catalytica agreed to indemnify Eaton for any breaches of various representations and warranties made by Catalytica to Eaton in connection with the sale, also generally limited to the purchase price of $2.4 million. Thus, Catalytica may be subject to claims if it breached any of these representations and warranties to Kawasaki or Eaton, and any such claim against Catalytica could harm our financial results. Further, Catalytica may be subject to claims from its operation of the diesel technologies and its diesel retrofit and gas turbine activities prior to the sales to Kawasaki and Eaton, including potential environmental, business and governmental claims, including the risk of potential repayment of sums received from government funded research and development activities if such programs are audited and the applicable agency requires a reduction in allowed payments to us. No assurance can be given as to the amount of any such potential liability or the likelihood of any claims for such activities.

Item 2.	DESCRIPTION OF PROPERTY

We lease our 4,000 square feet corporate headquarters facility, located in Tempe, Arizona, under an operating lease agreement for approximately $9,900 per month. This lease expires on July 31, 2007 with no option for renewal. We also utilize, at no charge, portions of office buildings in Mesa, Arizona which are owned by companies owned by Robert Worsley. We also lease, for use by our investor relations group, approximately 400 square feet office space in Belmont, California for approximately $800 per month. This lease expires on August 31, 2008 and is renewable annually.

In January 2008 we entered into a lease agreement for approximately 7,800 square feet of office space which will become our corporate headquarters beginning in July 2008. This lease agreement has a lease term of 65 months and one five-year renewal option. Monthly rent is approximately $27,600 for the first year with approximately 3% annual increases for years two through the end of the lease term. We expect to incur lease improvement expenses of approximately $100,000 not covered by the landlord’s improvement allowance.

In February 2008, our Renegy Susanville, LLC subsidiary (“Renegy Susanville”) entered into a lease agreement to lease approximately 40 acres of land in Susanville, California on which an idle biomass power plant owned by Renegy Susanville is located. The lease provides for monthly lease payments of $30,000 per month commencing January 31, 2008 and terminating no later than January 30, 2013, except under certain circumstances. Simultaneously with entering into the lease, for consideration of $100,000, Renegy Susanville entered into an option agreement through January 2013 for the option to acquire the land pursuant to a form of purchase and sale agreement, for a purchase price of $80,000 per acre. The option agreement provides that the initial $100,000 payment shall be credited against the purchase price of the land upon exercise of the option. In addition, the lease provides that 100% of the first 24 months of lease payments shall apply to the purchase price under the option agreement if Renegy Susanville elects to exercise the option during such period. If the option is exercised on or after the first day following the 24th month of the lease term, only 50% of all lease payments made within the first 24 months of the lease term and thereafter shall apply to the purchase price. We expect to use the site to refurbish and operate the idled biomass power plant owned by Renegy Susanville, subject to obtaining necessary financing to refurbish the plant, obtaining any necessary construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a power purchase agreement to sell the power produced by the plant and other necessary activities to refurbish, restart and operate the plant.

The Snowflake plant is being constructed adjacent to a paper mill owned and operated by Abitibi. Snowflake leases the land on which the Snowflake plant is being built under a ground lease agreement with a 25-year term, beginning on January 1, 2007. Pursuant to the ground lease agreement, Snowflake is not required to pay monetary rent for access and use of the real property, however is obligated to directly pay or reimburse Abitibi for several operating expenses as defined in the ground lease agreement. The lease has a renewal option for one additional 25-year term with the payment of a $1,000,000 extension fee. Pursuant to Snowflake’s financing arrangements for the Snowflake plant, CoBank has a security interest in Snowflake’s rights under the ground lease which may be enforced in the event of Snowflake’s default under such financing arrangements.

We believe our existing facilities are in sufficient condition, and, following our relocation to our new corporate headquarters in July 2008 as described above, are adequate for both our present needs and for any of our expansion requirements in 2008. We believe we have adequate insurance on our corporate headquarters facilities and that our insurance on our other facilities is sufficient to satisfy our lender requirements.

Item 3.	LEGAL PROCEEDINGS

Although we may be subject to litigation from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Renegy common stock is listed on the NASDAQ Capital Market under the symbol “RNGY.” The following table sets forth high and low closing prices per share for our common stock as quoted on the NASDAQ Capital Market during each quarter of 2007 and 2006. Such prices represent inter-dealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions. Renegy common stock began trading on the NASDAQ market effective with the consummation of the Merger Transaction on October 1, 2007; accordingly, data for the quarters prior to the fourth quarter of fiscal 2007 are presented as “N/A.”

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Common stock price per share:
High	N/A	N/A	N/A	$8.40
Low	N/A	N/A	N/A	6.14

Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Common stock price per share:
High	N/A	N/A	N/A	N/A
Low	N/A	N/A	N/A	N/A

Holders

As of March 24, 2008, there were approximately 652 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

Dividend Policy

We have never paid cash dividends on our common stock or any other securities. We anticipate we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Based Compensation Plans

In connection with the Merger Transaction, options to purchase shares of Catalytica common stock outstanding at the effective time of the merger were assumed by Renegy, exercisable for shares of Renegy common stock. Catalytica’s 1995 Stock Plan (the “1995 Plan”) provided for the acceleration of vesting of all outstanding options in the event of a change in control on the date six months after the change in control. In May 2007, the board of directors of Catalytica authorized and approved, contingent on the closing of the Merger Transaction, the acceleration of any unvested portion of all outstanding options under the 1995 Plan as of immediately prior to the closing. As a result, 316,616 options to purchase Renegy common stock, based on original grant terms and adjusted for the merger exchange ratio, were assumed by Renegy.

Also in connection with the Merger Transaction, the Company established a stock based incentive plan, titled the 2007 Equity Incentive Plan (the “2007 Plan”), subject to stockholder approval, which provides for the granting of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and performance units/shares to employees, non-employee directors, and consultants in exchange for services received. Employees are also eligible for option grants at their hire date based on predetermined quantities set by the compensation committee and are eligible for annual incentive awards based on achievement of objectives, subject to approval by the compensation committee. Incentive awards are periodically granted to consultants for services rendered, subject to approval by the compensation committee or Board of Directors. Incentive awards to non-employee directors for their service on the board are determined and approved on an annual basis by the compensation committee. Incentive award vesting periods range from immediate vesting to four years and have contractual lives ranging from five to ten years.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of
	Securities to be
	Issued upon	Weighted-Average	Common Stock
	Exercise of	Exercise Price of	Reserved for Future
	Outstanding Options	Outstanding Options	Issuance(1)(2)

Plans approved by security holders:
1995 Plan	316,616	$19.17	—
Plans not approved by security holders:
2007 Plan(3)	7,857	$8.15	992,143

Total	324,473		992,143

(1)	Effective with the consummation of the Merger Transaction, no additional shares will be awarded under the 1995 Plan. Outstanding shares at the effective date of the merger consummation were assumed by Renegy.

(2)	The number of shares available for issuance under the 2007 Plan will be increased on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the lessor of (a) 500,000 shares, (b) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the board of directors; provided, however, that the maximum aggregate number of shares that may be issued under the plan as incentive stock options shall remain 1,000,000 shares.

(3)	The 2007 Plan will be submitted by the Company’s board of directors to Renegy stockholders for approval within one year of its October 1, 2007 adoption. If not approved, any grants previously issued would be nullified.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions identify such forward-looking statements, which are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Item 1. Description of Business — Risk Factors” and elsewhere in this Form 10-KSB.

Basis of Presentation

The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Merger Transaction (as defined herein) and periods subsequent to the consummation of the Merger Transaction. Information presented for fiscal year 2007 is based on the combination of (i) the audited financial statements of the Company (as defined herein) for the three months ended December 31, 2007, and (ii) the audited financial statements of the Snowflake entities (as defined herein) for the first nine months of 2007. The Company had no substantive activity from inception (May 1, 2007) until the consummation of the Merger Transaction on October 1, 2007. Information presented for 2006 is based on the audited financial statements of the Snowflake entities for the year ended December 31, 2006.

On a post-merger basis, the Company has significant corporate overhead principally relating to management personnel, public company expenses, and business development activities. In addition, the combined results of operations for 2007 include discontinued operations related to the results of operations and the sale of the Company’s SCR-Tech subsidiary in November 2007. Except for those differences, we believe the Company’s business is similar to that of the Snowflake entities. Thus, we believe the presentation herein allows an appropriate comparison of the operations of the Company’s biomass plant construction and related business activities during the applicable periods.

Introduction

Renegy Holdings, Inc. (“Renegy,” the “Company,” “we,” “us,” or “our”) is a renewable energy company focused on acquiring, developing and operating a growing portfolio of biomass to electricity power generation facilities to address an increasing demand for economical power relying on alternative energy sources. We seek to rapidly grow our portfolio of renewable energy assets within a five-year period through the acquisition of existing biomass to electricity facilities (both operating and idle), in addition to the development, construction and operation of new biomass facilities. Other business activities include an established fuel aggregation and wood products business, which harvests, collects and transports forest thinning and woody waste biomass fuel to our power plants, and which sells logs, lumber, shaved wood products and other high value wood by-products to help reduce the cost of fuel for our primary business operations.

History

Renegy was incorporated on May 1, 2007, as a wholly-owned subsidiary of Catalytica Energy Systems, Inc., a Delaware corporation (“Catalytica”), for purposes of completing the transaction contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”) dated as of May 8, 2007, as amended, by and among (i) the Company, (ii) Catalytica, (iii) Snowflake Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”’), (iv) Renegy, LLC, an Arizona limited liability company (“Renegy LLC”), (v) Renegy Trucking, LLC, an Arizona limited liability company (“Renegy Trucking”), (vi) Snowflake White Mountain Power, LLC, an Arizona limited liability company (“Snowflake” and, together with Renegy LLC and Renegy Trucking, the “Snowflake entities”), (vii) Robert M. Worsley (“R. Worsley” or “Mr. Worsley”), (viii) Christi M. Worsley (“C. Worsley”) and (ix) the Robert M. Worsley and Christi M. Worsley Revocable Trust (the “Worsley Trust” and, together with R. Worsley and C. Worsley, “Worsley”).

From inception (May 1, 2007) through September 30, 2007, we had nominal assets and no material operating activities other than being a party of the Contribution and Merger Agreement and de minimis financing activity relating to fees for the registration of shares of its stock issuable under the Contribution and Merger Agreement.

At a special stockholders meeting held on September 27, 2007, Catalytica stockholders holding a majority of the Catalytica common stock outstanding approved adoption of the Contribution and Merger Agreement, and following the completion of the quarter, on October 1, 2007, the parties to the Contribution and Merger Agreement completed the transaction pursuant to the terms of the Contribution and Merger Agreement. In the transaction, Catalytica and the Snowflake entities combined their businesses through the merger of Merger Sub with and into Catalytica, with Catalytica surviving the merger, and the concurrent contribution to Renegy by the Worsley Trust, the beneficial owners of the Snowflake entities, of all of the outstanding equity interests of the Snowflake entities (the “Merger Transaction”). As a result of the Merger Transaction, Catalytica and the Snowflake entities became wholly-owned subsidiaries of Renegy. In connection with the consummation of the Merger Transaction, Catalytica terminated its registration under the Securities Exchange Act of 1934 with its filing of Form 15 on October 2, 2007.

Pursuant to the terms of the Contribution and Merger Agreement, each outstanding share of common stock of Catalytica was converted into the right to receive one-seventh (1/7th) of a share of Renegy common stock. Additionally, each outstanding option to purchase Catalytica common stock was assumed by Renegy and now represents an option to acquire shares of Renegy common stock, subject to the conversion ratio, on the terms and conditions set forth in the Contribution and Merger Agreement. Each outstanding Catalytica restricted stock unit award was accelerated immediately prior to the consummation of the Transaction and was treated in the same manner as other shares of Catalytica common stock which were outstanding immediately prior to consummation of the Merger Transaction.

Further, pursuant to the terms of the Contribution and Merger Agreement, the Worsley Trust, a trust controlled by R. Worsley and C. Worsley, received 3,774,048 shares of Renegy’s common stock and warrants to purchase up to 2,473,023 shares of Renegy’s common stock in connection with the Merger Transaction. The warrants have an exercise price of $16.38 per share, provide for vesting in three tranches conditioned upon the Company’s achievement of certain renewable energy-related milestones, and expire at specified times no later than six years following the closing of the Merger Transaction. Upon the closing of the Merger Transaction, Catalytica stockholders held approximately 41.3% of Renegy’s outstanding stock and the Worsley Trust held approximately 58.7%, which would increase to approximately 70% if the warrants issued to the Worsley Trust are exercised in full.

In accordance with SFAS No. 141, “Business Combinations,” the Snowflake entities were considered to have acquired Catalytica. Accordingly, the purchase price was allocated among the fair values of the assets acquired and liabilities assumed of Catalytica, and the historical results of the Snowflake entities became the basis of comparative historical information of the combined company.

On November 7, 2007, we consummated the sale of our SCR-Tech subsidiary, a provider of emissions compliance services for coal-fired power plants, to CoaLogix Inc. (“CoaLogix”), a wholly-owned subsidiary of Acorn Energy, Inc. In accordance with the terms of the Contribution and Merger Agreement, net proceeds received in excess of a threshold amount as defined in the agreement were to be reflected in a reduction of the number of shares of Renegy common stock issued to the Worsley Trust. Net proceeds from the sale of SCR-Tech were approximately $1.8 million in excess of the threshold. Accordingly, the number of shares issued to the Worsley Trust was reduced by approximately 1.5% (220,891 shares), thereby reducing the percentage of Renegy common stock held by the Worsley Trust to 57.2%, as compared to 58.7% at the effective time of the Merger Transaction.

As a result of the sale of SCR-Tech, we are now pursuing a more focused business strategy in the large and rapidly developing renewable energy market.

Overview

Our primary business operations are focused on acquiring, developing and operating a growing portfolio of biomass to electricity power generation facilities to address an increasing demand for renewable and economical power. Other business activities include an established fuel aggregation and wood products business, which collects and transports forest thinning and woody waste biomass fuel to our power plants, and which sell logs, lumber, shaved wood products and other high value wood by-products to help reduce the cost of fuel for our primary business operations.

Our first project is a 24 megawatt (“MW”) biomass plant which is currently under construction near Snowflake, Arizona (the “Snowflake plant”). This biomass to electricity facility, which is scheduled to begin operating in the second quarter of 2008, has 15- and 20-year power purchase agreements (“PPAs”) in place with Arizona Public Service Co. (“APS”) and Salt River Project (“SRP”), respectively, Arizona’s two largest electric utility companies. The PPAs provide that all of the power generated over the respective term is pre-sold for the length of each respective PPA.

In November 2007, we acquired an idle biomass plant in Susanville, California. We currently estimate this 13 MW plant could be fully operational by the end of 2008, subject to the prospects and timing associated with securing financing necessary to refurbish the plant, obtaining any required construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a PPA for the power output of the plant, and other activities necessary to restart and operate the plant.

We seek to become a leading biomass to electricity independent power producer (“IPP”) in North America utilizing wood waste as a primary fuel source. We plan to continue seeking strategic growth opportunities, including the acquisitions of additional biomass to electricity power generating facilities and related businesses, and the construction of new biomass power plants. We also plan to continually explore opportunities to expand our fuel aggregation business to support future biomass power facilities. We have already identified and begun to explore multiple additional biomass to electricity project opportunities totaling more than one gigawatt of power output as well as strategic business acquisition opportunities that complement our current business activities, build upon our core competencies, and strengthen our market position.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to contract terms, financial instruments, inventories, interest capitalization, stock compensation, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Development Stage

Since inception, the Company and Predecessor were considered development stage companies, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” During the three months ended December 31, 2007, the Company completed the establishment of its fuel aggregation and wood products business, which harvests, collects and transports forest thinning and woody waste biomass fuel to our power plants to help reduce the cost of fuel for our primary business operations; and which sells logs, lumber, shaved wood products and other high value wood by-products. As such, the Company has exited the development stage. The Company expects to continue making significant investments toward the construction of its Snowflake biomass power plant.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its amendments in SFAS Nos. 137, 139, and 149, we are required to measure all derivative instruments at fair value and to recognize all derivative instruments in our statement of financial position as either assets or liabilities depending on the rights or obligations under the contracts. The statement requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. The effective portion of a gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument is reported as a component of other comprehensive income. Ineffective portions of cash flow hedges and changes in fair value resulting in a gain or loss on a derivative instrument not designated as a hedging instrument are recognized currently in earnings.

As of December 31, 2007, we have two interest rate swaps to assist in management of the cost of debt associated with our Snowflake plant. These interest rate swaps do not qualify for accounting treatment as cash flow hedges in accordance with SFAS No. 133; therefore, any changes in their fair values are recognized in current earnings.

Inventories

We account for inventories in accordance with SFAS No. 151, “Inventory Costs.” Inventories principally consist of organic materials including wood chips, forest slash, woody waste, logs, lumber, mulch and supplies. The majority of inventories will be processed as necessary and burned in the power generation process at our Snowflake plant. Certain lumber and mulch inventory is held for sale to retailers. Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Abnormal amounts of expense resulting from inefficiencies incurred in inventory procurement, aggregation, and processing are recognized as current period charges in cost of wood products operations and were approximately $0.9 million, $1.7 million, and $3.2 million during the three months ended December 31, 2007, the nine months ended September 30, 2007, and the year ended December 31, 2006, respectively.

Capitalized Interest

We capitalize interest expense in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants.” We capitalize interest expense associated with the construction of the Snowflake plant, net of the associated interest income associated with tax-exempt borrowings under the Solid Waste Disposal Revenue Bonds. Interest income of the Snowflake entities associated with tax-exempt borrowings approximated $84,000 for the three months ended December 31, 2007. Interest income of Renegy associated with tax-exempt borrowings approximated $631,000 and $215,000 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. Interest rates on loans entered into in association with the financing of the construction of the Snowflake plant are used as the basis for the weighted average interest rate for capitalization of interest expense. Our approximately $39.3 million Solid Waste Disposal Revenue Bonds, approximately $9.3 million construction loan, and approximately $1.5 million term loan carry interest rates of 4.5%, 5.2%, and 7.2%, respectively. The resulting weighted average interest rate used in calculating capitalized interest was approximately 4.7% during the three months ended December 31, 2007, the nine months ended September 30, 2007, and the year ended December 31, 2006. We capitalized approximately $601,000, $927,000 and $404,000 during the three months ended December 31, 2007, the nine months ended September 30, 2007, and the year ended December 31, 2006, respectively.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchase prices of acquired businesses that are accounted for as purchases are allocated to the assets and liabilities acquired, including intangibles, based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase price over the fair value of the net assets acquired is allocated to goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and tested for recoverability when events or changes in circumstances indicate their carrying amount may not be recoverable.

Goodwill represents the excess of costs over fair value of acquired net assets, including other intangible assets. Other intangible assets that have finite useful lives, including patents, trademarks, trade secrets and other purchased technology, were recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization.

On October 1, 2007, the date of consummation of the Merger Transaction, all of our goodwill and other intangible assets were attributed to our SCR-Tech subsidiary. On November 7, 2007, we completed the sale of our SCR-Tech subsidiary and eliminated the carrying values of goodwill and other intangible assets in the computation of loss on disposal of discontinued operations.

Deferred Financing Costs

During 2006, the Snowflake entities incurred debt issuance costs of approximately $2.9 million related to their project debt financing which is being amortized over the life of the related debt using the effective interest method. Amortization expense was approximately $36,000, $113,000, and $45,000 for the three months ended December 31, 2007, the nine months ended September 30, 2007, and the year ended December 31, 2006, respectively.

Revenue Recognition

We currently derive revenues principally from the sale of wood-related products to lumber companies, from forest thinning services and from sales of wood shavings.

Revenues from the sale of wood-related products, which includes logs, lumber, mulch and/or waste product, and revenues from the sale of wood shavings are recognized when the material is delivered and title transfers to the buyer.

Revenues from forest thinning services are recognized in accordance with related contract terms. For contracts that provide for payment based on the amount of acreage cleared, revenue is recognized when the U.S. Forest Service has inspected the site and approved billing. For contracts that provide for payment of a contractual amount per ton of biomass material removed, revenue is recognized as the material is removed and weighed.

We anticipate future revenues to be derived principally from the delivery of electric power pursuant to PPAs. As of December 31, 2007, we have not recognized revenues or produced or sold electricity under these agreements.

Stock Based Compensation

We account for stock based compensation awards under the fair value recognition provisions of SFAS No. 123(R) (“FAS 123R”), “Share-Based Payment.” FAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The fair value of each RSU award is based on the closing share price for the Company’s common stock as quoted on the NASDAQ Capital Market on the date of grant.

In connection with the Merger Transaction, we established a stock based incentive plan, titled the 2007 Equity Incentive Plan (the “2007 Plan”), which provides for the granting of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and performance units/shares to employees, non-employee directors, and consultants in exchange for services received. The 2007 Plan will be submitted by our board of directors to Renegy stockholders for approval within one year of its October 1, 2007 adoption. As a majority of the Company’s outstanding shares are controlled by management and members of the board, any option grants issued prior to this approval are deemed granted for purposes of determining stock compensation expense in accordance with FAS 123R. During the fourth quarter of fiscal 2007, only stock options had been granted under the 2007 Plan; no restricted stock, RSUs, SARs or performance units/shares have been granted under the 2007 Plan.

Income Taxes

We account for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As a result we have recorded a full valuation allowance against our deferred tax assets and expect to continue to record a full valuation allowance on future tax benefits until we reach sustained profitability.

Prior to consummation of the Merger Transaction, the Snowflake entities had elected to be taxed as single member limited liability corporations under the Internal Revenue Code, and as such, were considered disregarded entities. Under those provisions, the Snowflake entities did not pay federal or state income taxes on its taxable income. Instead, the income of the Snowflake entities was passed through to its member for taxation. As a result, the financial statements for the nine months ended September 30, 2007 and for the year ended December 31, 2006 do not reflect any income tax effects of activities for those periods.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. We adopted the provisions of FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the year ended December 31, 2007.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the year ended December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Catalytica’s U.S. federal income tax returns for years 2004 through 2007 remain open to examination by the Internal Revenue Service. Catalytica’s state tax returns for years 2003 through 2007 remain open to examination by the state taxing authorities.

Impact of Inflation and Foreign Currency Fluctuation

The effect of inflation and changing prices on our operations was not significant during the periods presented. We have operated primarily in the United States and all revenue recognized to date has been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any; the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 is effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We are currently assessing the potential impact, if any, that the adoption of SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB 51,”, which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15,

2008. We are currently assessing the impact, if any, that the adoption of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact, if any; the adoption of SFAS 161 will have on its consolidated financial statements.

Results of Operations

The following summary presents the results of operations from comparable periods for the years ended December 31, 2007 and 2006 (in thousands). As described above in Basis of Presentation, information presented for fiscal year 2007 is based on the combination of (i) the audited financial statements of the Company for the three months ended December 31, 2007, and (ii) the audited financial statements of the Snowflake entities for the first nine months of 2007.

	Year Ended December 31,
	2007	2006	Change

Revenues	$1,088	$1,895	$(807)

Costs and expenses:
Cost of wood product operations	4,178	3,982	196
Loss on sale or disposal of assets	87	241	(154)
General, administrative and development	4,762	695	4,067

Total costs and expenses	9,027	4,918	4,109

Operating loss	(7,939)	(3,023)	(4,916)
Other income (expense):
Interest income	949	264	685
Other income	—	235	(235)
Interest expense	(784)	(389)	(395)
Other expense	(247)	(46)	(201)
Debt commitment fees	(1,183)	(316)	(867)
Change in fair value of derivative instruments	(1,077)	(3,525)	2,448

Loss from continuing operations	(10,281)	(6,800)	(3,481)

Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	(4,664)	—	(4,664)
Loss from discontinued operations, net of taxes	(235)	—	(235)

Total loss from discontinued operations	(4,899)	—	(4,899)

Net loss	$(15,180)	$(6,800)	$(8,380)

Comparison of the years ended December 31, 2007 and 2006:

REVENUES

Revenues for fiscal 2007 and 2006 primarily resulted from the sale of wood related products and from forest thinning services. The Snowflake plant will not generate revenues until it commences operations, which is anticipated to occur in the second quarter of 2008.

Total revenues decreased by $807,000, or 43%, to $1,088,000 in 2007, as compared to $1,895,000 in 2006. This decrease was primarily attributable to a decline in lumber sales, partially offset by increases in forest thinning services and mulch sales. Lumber sales decreased by $1,292,000 due to a decrease of lumber production at our saw mill in late 2006. The decision to stop lumber production was made based on negative market conditions and increasing production costs relating to subcontractors operating the saw-mill. Revenues derived from forest thinning services increased by $287,000, due to management’s emphasis on the completion of subsidized contracts. Mulch sales increased by $189,000; primarily due to the securing of one new major contract in 2007.

We believe the substantial majority of our future revenues will be derived from the delivery of electric power pursuant to power purchase agreements with APS and SRP once the Snowflake plant becomes operational, which is targeted for the second quarter of 2008. To date, we have not recognized revenue or produced or sold electricity under these agreements. We believe 2008 total revenues will range between $10.0 million and $12.0 million, including $2.0 million to $3.0 million of revenues from our wood product operations, driven primarily by our wood shavings business. However, our expectations are subject to significant uncertainty, as they are heavily dependent upon commencement of commercial operations at our Snowflake plant.

COST OF WOOD PRODUCT OPERATIONS

Costs of our fuel aggregation and wood product operations consists principally of purchased wood chips, direct labor, management wages, fringe benefits, outsourced labor, insurance, fuel, repairs and maintenance, depreciation, and uninsured fire losses of stored wood chips. These costs primarily relate to expenses incurred in the aggregation and preparation of inventories (biomass fuel) that will be burned in the power generation process and also include the costs related to wood products revenues.

Cost of wood product operations increased by $196,000, or 5%, to $4,178,000 in 2007 as compared to $3,982,000 in 2006. This increase was primarily due to increases in purchased wood chips, and uninsured fire losses, partially offset by decreases in outsourced labor, repairs and maintenance, direct labor and benefits, and the level of expenses capitalized in inventory. Purchases of wood chips increased by $721,000, due to improved product availability from external suppliers. In April and June, 2007, wood chip piles adjacent to the Snowflake plant caught fire resulting in losses, net of insurance reimbursement, of $486,000 in inventory and equipment. Outsourced labor decreased by $500,000; resulting from decreased activity levels in sawmill operations and a reduction in efforts to accumulate additional biomass fuel quantities. During 2005 and 2006, we purchased used equipment which required significant repairs and maintenance during 2006; repairs and maintenance incurred in 2007 decreased by $449,000 as compared to 2006, reflecting a shift to ongoing expected expense levels. Direct labor and related benefits decreased by $262,000 due to headcount reductions and productivity increases. In addition, direct and indirect costs capitalized in inventory decreased by $530,000, resulting in a corresponding increase in cost of wood product operations recognized in 2007, due to reduced efforts to accumulate biomass fuel as required reserves were reduced to decrease the risk of fire.

We believe 2008 cost of wood product operations will be higher than 2007, as these costs generally vary directly in relation to revenues, which we anticipate will be significantly higher in 2008. Further, due to a change in the mix of wood product revenues from lumber to wood shavings and commencement of revenue generation from the production of electricity, we expect a significant improvement in our gross margin.

LOSS ON SALE OR DISPOSAL OF ASSETS

Loss on sale or disposal of assets decreased by $154,000, or 64%, to $87,000 in 2007, as compared to $241,000 in 2006. This decrease was driven by significant sales and disposals of fixed assets during the second half of 2006; 2007 activity was significantly less.

We do not anticipate any significant sales or disposals of assets that might result in a gain or loss in fiscal 2008.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT (“GA&D”) EXPENSES

GA&D includes wages and related benefits, stock compensation, facilities and equipment rent, utilities, insurance, depreciation, consulting and professional services, marketing, legal, travel, supplies, and accounting and auditing services. For all of fiscal 2006 and for the first nine months of fiscal 2007, GA&D included expenses incurred by the Snowflake entities. For the last three months of fiscal 2007, GA&D included expenses incurred by the Snowflake entities and expenses of Catalytica as a result of the consummation of the Merger Transaction, under which the operations of the Snowflake and Catalytica entities merged effective October 1, 2007.

GA&D increased by $4,067,000, or 585%, to $4,762,000 in 2007 as compared to $695,000 in 2006. This increase was primarily due to post-merger corporate expenses incurred and increases in the Snowflake entities professional services and accounting expenses, partially offset by costs capitalized in connection with construction of the Snowflake plant. Corporate expenses increased by $3,556,000, consisting of the following: i) $837,000 salaries, annual bonus and related benefits for finance, legal, and executive staffs, ii) $169,000 retention bonus in connection with a change of control agreement triggered by consummation of the Merger Transaction, iii) $1,731,000 stock compensation, primarily resulting from the issuance of warrants in connection with the Merger Transaction, iv) $570,000 consulting and legal expenses, primarily related to the purchase of our Susanville plant assets and for general corporate purposes, and v) $249,000 accounting fees related to additional audit and tax fees in connection with the Merger Transaction. Professional services incurred by the Snowflake entities increased by $103,000, due to pre-merger financial modeling and business development efforts. Accounting fees incurred by the Snowflake entities increased by $245,000 due to audits of fiscal 2004-2006 as required for debt funding incurred late in the third quarter of 2006. Salaries capitalized as part of the Snowflake plant construction increased by $223,000, with a corresponding decrease in GA&D, due to a full year’s expenses which qualified for capitalization in 2007 versus one quarter of qualified expenses in 2006.

We expect GA&D for 2008 to range between $7.0 and $8.0 million, reflecting a public company pursuing a renewable energy growth strategy.

INTEREST AND OTHER INCOME

Interest and other income increased by $450,000 to $949,000 in 2007, as compared to $499,000 in 2006, primarily due to investment income earned on restricted cash balances generated through the issuance of bonds and long-term debt in September 2006. Fiscal 2006 realized investment income for only four months, while fiscal 2007 investment income was recognized for the full year, partially offset by declining restricted cash balances through 2007 as those balances were used to fund plant construction. In addition, approximately $211,000 investment income was realized on short-term investments acquired in the Merger Transaction during the fourth quarter of fiscal 2007. Also, fiscal 2006 reflects a $235,000 gain on sale of investment securities, which did not recur in fiscal 2007.

We expect interest and other income will decrease in 2008 as compared to 2007, as we are projecting a decline in cash as a result of costs incurred in constructing the Snowflake plant, payment of corporate overhead and payment of principal, interest and commitment fees on our various debt agreements.

INTEREST AND OTHER EXPENSE

Interest expense is reported net of interest capitalized as a component of plant construction costs. During 2006, the Company incurred debt issuance costs of approximately $2.9 million related to its project debt financing which is being amortized over the life of the related debt using the straight-line method.

Interest and other expense increased by $596,000 to $1,031,000 in 2007 as compared to $435,000 in 2006, due to increased interest expense and amortization of deferred loan costs related to debt incurred in late fiscal 2006 and the impairment of certain investment securities, partially offset by an increase in capitalized interest. Interest expense increased by $1,519,000 related to interest incurred on bonds and long-term debt issued in September 2006. During fiscal 2006, only a partial-year’s expense was incurred due to date of issuance; fiscal 2007 incurred expense for the entire year. For the same reason, amortization of deferred loan costs increased by $101,000. In fiscal 2007, approximately $100,000 was recorded to recognize an other-than-temporary impairment of the value of certain investment securities held by the Company. Interest capitalized as a component of plant construction costs increased by approximately $1,124,000, again primarily due to a full year for fiscal 2007 versus a partial year for fiscal 2006.

We expect interest and other expense will increase substantially during 2008 as compared to 2007 as we will begin expensing all interest incurred, rather than capitalizing a portion of interest, upon completion of plant construction.

DEBT COMMITMENT FEES

We incur significant debt commitment fees, primarily related to fees paid to maintain letters of credit securing our Solid Waste Disposal Revenue Bonds.

Debt commitment fees increased by $867,000 to $1,183,000 in 2007 as compared to $316,000 in 2006, due to a full year’s expense in fiscal 2007 versus a partial year’s expense in fiscal 2006.

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS

We have two floating to fixed interest rate swap agreements related to construction project debt that economically fixes the interest rate on our ID Bonds and a portion of our other long-term debt. These interest rate swaps do not qualify for accounting treatment as cash flow hedges; therefore, changes in their fair values are recognized in other income (expense).

The change in fair value of derivative instruments resulted in a charge of $1,077,000 in 2007 and $3,525,000 in 2006 due to changes in market interest rates and the related impact on the market value of the swap agreements.

DISCONTINUED OPERATIONS

In November 2007, we sold SCR-Tech and its related subsidiaries. The loss resulting from that sale is reported as loss from disposal of discontinued operations for the year ended December 31, 2007. The results of operations for the SCR-Tech subsidiaries from October 1, 2007 (effective date of merger) through November 7, 2007 (date of sale) are reported as loss from discontinued operations for the year ended December 31, 2007. No gain or loss from discontinued operations is reported for the year ended December 31, 2006, as SCR-Tech and its related subsidiaries were not included in the results of operations for fiscal 2006 as the merger was not yet effective.

INCOME TAXES

Prior to consummation of the Merger Transaction, the Snowflake entities were limited liability companies with a single owner and as such, each entity was disregarded for federal and state income tax purposes. Accordingly, no federal or state income tax benefit was recorded for 2006 and the first nine months of fiscal 2007. Subsequent to consummation of the Merger Transaction, the Company is taxed as a corporation; however, no benefit from income taxes was recorded for the fourth quarter of 2007 due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses. We do not believe we will incur any material income taxes in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Merger Transaction on October 1, 2007, the Snowflake entities funded the construction of the Snowflake biomass power plant and related operations through the proceeds from the issuance of Solid Waste Disposal Revenue Bonds and through borrowings from CoBank, ACB. In addition, Worsley contributed a total of approximately $23.5 million in capital contributions to the Snowflake entities as of September 30, 2007. As of December 31, 2006, the Company had nominal unrestricted cash, cash equivalents and short term investments and had restricted cash of approximately $27.9 million. As of September 30, 2007, the Snowflake entities had nominal unrestricted cash, cash equivalents and short term investments and had restricted cash of approximately $8.9 million. The restricted cash balances are restricted for use in project costs related to the construction of the Snowflake plant and related activities. Operating expenses and related losses incurred by the Snowflake entities were funded by Worsley as needed for the first nine months of 2007.

As of September 30, 2007, Catalytica had cash, cash equivalents and short term investments totaling approximately $13.3 million. Following the closing of the Merger Transaction, we have used the funds of the combined companies to fund (i) expenses related to the construction of the Snowflake biomass plant to the extent not payable from restricted funds, (ii) operating costs of the Snowflake entities relating to their fuel aggregation and wood product business activities, (iii) merger transaction costs to the extent not paid prior to the completion of the Merger Transaction, including reimbursement of Worsley transaction expenses in accordance with the terms of the Merger Transaction and various retention payments, (iv) the acquisition of the Susanville biomass facility and leasing costs for the facility site, and (v) our operations, including general corporate overhead and business development costs incurred in our efforts to seek to acquire and/or develop additional biomass plants.

On November 7, 2007, we entered into and consummated a Stock Purchase Agreement for the sale of its SCR-Tech subsidiary for $9.6 million (subject to an agreed-upon working capital adjustment) to CoaLogix Inc, a wholly-owned subsidiary of Acorn Energy, Inc. Net proceeds from the sale, after legal and professional expenses incurred in connection with the sale, approximated $9.3 million. In addition, the Company received a working capital adjustment payment of approximately $714,000 in January 2008.

Our total cash, cash equivalents and short-term investments was approximately $15.8 million at December 31, 2007. Additionally, we had approximately $2.4 million of remaining restricted cash for construction of the Snowflake plant as of such date. Other balance sheet accounts, such as those included in working capital, i.e. receivables, inventories, trade payables and accrued liabilities, are not considered significant in evaluating our liquidity and capital resources at December 31, 2007.

The expenses we incurred in connection with the negotiation and completion of the Merger Transaction negatively affected our liquidity and capital resources. In connection with the negotiation and execution of the Contribution and Merger Agreement, Catalytica incurred approximately $3.0 million in legal, consulting and other professional expenses during the nine months ended September 30, 2007. In addition, under the Contribution and Merger Agreement we were required to reimburse Worsley for the costs and expenses incurred by Worsley in connection with the Merger Transaction, including legal, accounting and consulting fees, which was approximately $1.3 million. Additionally, we incurred a retention obligation to pay Robert Zack, our CFO (and formerly CEO of Catalytica) approximately $675,000 as a change of control retention payment, payable one third upon closing (paid in October 2007), with the remaining two thirds payable over the subsequent 12 months (assuming Mr. Zack remains employed with us through each such payment, other than a termination without cause, in accordance with the terms of Mr. Zack’s employment agreement with Catalytica), and Catalytica also was obligated to pay retention payments to certain employees totaling approximately $172,000, which were paid in October 2007.

Capital expenditures during the twelve months ended December 31, 2007 approximated $35.1 million and were primarily attributable to the construction of the Snowflake plant. We expect to incur significant additional expenses to complete the construction and start-up of the Snowflake power plant. It is anticipated that we need to spend a remaining $13.5 million in project costs, as defined in the CoBank agreements, to complete the Snowflake plant and begin commercial operations. We anticipate funding this amount from our restricted cash, additional draws on its CoBank construction facilities, general corporate funds, and infusions from Worsley related to a letter agreement which is described below.

Pursuant to the Contribution and Merger Agreement, we agreed to pay the first $2.0 million of Project Costs as defined in the Credit Agreement dated September 1, 2006, as amended, by and among Renegy, Renegy Trucking, Snowflake and CoBank ACB (the “CoBank Credit Agreement”) for the Snowflake plant that exceed the Project Cap of approximately $67.3 million as defined in the CoBank Credit Agreement. Further, the Worsleys agreed to pay to us the amount by which Project Costs exceed the sum of the Project Cap and $2.0 million in sufficient time for us to be able to pay such excess Project Costs pursuant to an Overrun Guaranty dated May 8, 2007 (the “Overrun Guaranty”). A committee of independent directors (the “Special Committee”), acting on our behalf, has the authority to enforce the Worsleys’ obligations under the Overrun Guaranty.

In February 2008, we issued a press release announcing that we expect the Project Costs for the Snowflake plant to exceed the Project Cap by approximately $12.5 million. Pursuant to a letter agreement between us and the Worsleys (the “Letter Agreement”), which constitutes an amendment of the Contribution and Merger Agreement and the Overrun Guaranty, we, with the approval of the Special Committee, and the Worsleys have agreed that, notwithstanding the provisions of the Contribution and Merger Agreement and the Overrun Guaranty, we will be responsible for the payment of an additional $6.0 million of capital costs incurred beyond the Project Cap that have been, or may be, incurred by us and the $2.0 million already payable by us as described above. We believe the $6.0 million in additional capital costs will enhance the Snowflake plant and further increase the efficiency, reliability and long-term operating performance of the plant. The Letter Agreement provides that we will have no obligation to pay for any Project Costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. Pursuant to a Sponsor Guaranty, dated September 1, 2006, between R. Worsley and C. Worsley and CoBank, ACB (the “Sponsor Guaranty”), R. Worsley and C. Worsley have guaranteed the payment of all Project Costs in excess of the Project Cap. The Letter Agreement provides that the Worsleys will deposit a minimum of $5.0 million in cash in our general operating bank account by March 5, 2008 to be applied against the Worsleys’ obligations pursuant to the Sponsor Guaranty and Overrun Guaranty, which deposit has been made.

In accordance with the terms of the Letter Agreement, we entered into a Revolving Credit Agreement (the “Worsley Credit Agreement”) with the Worsleys pursuant to which the Worsleys have agreed to lend us up to $6.0 million, which may be drawn on by us beginning March 31, 2008 for general working capital purposes, including to pay the capital costs that we have agreed to pay as described above. We agreed that the Worsley Credit Agreement would be released upon the establishment of alternative equity or debt financing of at least $6.0 million.

On March 28, 2008, we entered into a credit agreement with Comerica Bank (“Comerica”) providing for a non-revolving credit facility of up to $6.2 million from Comerica (the “Comerica Credit Agreement”). Interest on borrowings under the Comerica Credit Agreement will bear interest at the Prime Rate as publicly announced by Comerica, plus one percentage point, or at our election, at the applicable London Inter-Bank Offered Rate (“LIBOR”), plus 3.75 percentage points. The Comerica Credit Agreement is secured by a deposit of $450,000 and a pledge of all of our assets, other than those assets pledged to CoBank, and by a guarantee from the Worsleys and the Worsley Trust. The Comerica Credit Agreement also requires that we maintain minimum liquidity of $1.0 million, either in cash or in the form of readily marketable securities, tested monthly. All outstanding principal and interest under the Comerica Credit Agreement must be repaid by March 31, 2009. As a result of the Comerica Credit Agreement, the Worsley line of credit was terminated.

We anticipate incurring significant losses and negative cash flow until the commencement of operations of the Snowflake plant. Upon commencement of the operation of the Snowflake plant, which is anticipated to occur by June 30, 2008, we will begin to generate revenue from such plant. However, until the full operation of the plant in accordance with the terms of the power purchase agreements with Salt River Project and Arizona Public Service, we will not generate significant amounts of revenue. We anticipate generating positive cash flow from the operation of the Snowflake plant, in the range of $2 million to $3 million during the first full year of operation. However, such cash flow likely will not be sufficient to cover our corporate overhead, including the business development costs of seeking to acquire and/or develop additional power plants, and other operating expenses, including our fuel aggregation and wood products business and various lease and financing obligations for property, plant and equipment (collectively, our “corporate overhead”). Our minimum debt and lease principal payments for 2008 will total approximately $776,000. In addition, we anticipate we will incur approximately $3.5 million in interest and financing costs related to those credit facilities. Thus, we are unlikely to generate positive cash flow on a consolidated basis until we acquire or develop additional power plants to allow us to cover the costs of our corporate overhead. Further, if the costs to operate the Snowflake plant are higher than anticipated or if power production from the plant is lower than anticipated, we will have reduced cash flow from the operation of the plant. It is possible that the plant could generate negative cash flow during various periods, in which case we would be required to fund such negative cash flow.

We anticipate that our capital requirements beyond the Snowflake power plant will be significant over the next several years. Our business objective is to become a leading independent power producer of biomass electricity in North America to address a growing demand for green, renewable and economical power. We seek to rapidly grow our portfolio of renewable energy assets within a five-year period through the acquisition and operation of existing and idle biomass to electrical facilities, in addition to the development, construction and operation of new facilities. We will need significant additional debt and equity financing to pursue our expanded vision and rapid growth strategy. The nature and amount of such capital requirements cannot be definitively determined at this time. However, our objective is to leverage project debt financing on individual projects if available.

We believe our available cash, cash equivalents and short-term investments at December 31, 2007, our debt capacity, and our restricted cash balances, along with additional cash infusions by Worsley relating to our Snowflake power plant, will provide sufficient capital to complete construction of the Snowflake biomass plant and to fund our operations as currently conducted until at least December 31, 2008. However, if commercial operations of the Snowflake plant are delayed beyond the anticipated start date, the plant generates less revenue or incurs more expenses than anticipated, our fuel aggregation and wood products business does not generate positive cash flow as we expect, we are unable to comply with the terms of our loan agreements, or other unanticipated costs or development expenses arise, we likely will not have sufficient funds to continue our operations until December 31, 2008. Moreover, even if our funds are sufficient to continue our operations as presently conducted until December 31, 2008, we cannot become cash flow positive without the acquisition and/or development of additional power plants and we do not currently have the funds to acquire or develop any such plants. For this reason, and because we intend to pursue a strategy of growing our business through the acquisition, development and operation of existing and idle power plant facilities, we will need significant additional capital. Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to, the success of the Snowflake biomass plant, our ability to integrate Catalytica with the Snowflake entities and our ability to acquire and operate existing and idle biomass facilities and to construct and operate new facilities.

In addition, we continue to actively pursue acquisitions and other business opportunities, including but not limited to mergers or other strategic arrangements (collectively referred to as “Strategic Opportunities”). Such Strategic Opportunities likely would require the use of additional funds, reducing our available capital prior to December 31, 2008, or require additional equity or debt financing.

The nature and amount of any financing or the use of any capital to fund our growth strategy cannot be predicted and will depend on the terms and conditions of any particular transaction. The capital we seek may take the form of equity or debt financing, including the issuance of common stock, convertible debt, warrants and project-specific financing. We cannot anticipate the terms of any such financing. Any such financing, however, likely will be dilutive to existing stockholders and may have unfavorable terms, including providing common stock or securities convertible into common stock at a significant discount to the then current market price of our common stock. Further, such financing may not be available on any terms, in which case we will be unable to pursue our business strategy and if we cannot acquire or develop sufficient power plants to cover our corporate overhead, we ultimately will not have sufficient funds to continue our operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are required to be disclosed pursuant to Item 303(c) of Regulation S-B.

Contractual Obligations

We had various contractual obligations outstanding as of December 31, 2007. The following table sets forth payments due for each of the next 5 years and thereafter (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter

Long-Term Debt Obligations	$50,024	$456	$1,878	$1,970	$2,069	$2,173	$41,478
Capital Lease Obligations	1,694	320	371	380	287	306	30
Operating Lease Obligations Facilities	1,832	242	336	346	356	366	186
Equipment	4	4	—	—	—	—	—
Purchase Obligations	—	—	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—	—	—

Total Contractual Obligations	$53,554	$1,022	$2,585	$2,696	$2,712	$2,845	$41,694

The above table excludes our $4.6 million liability related to the fair value of our interest rate swap arrangement, as we do not anticipate settling this instrument prior to its maturity.

Other Commitments

Catalytica-related

Kawasaki and Eaton sale representations and warranties

In connection with the sale of Catalytica’s gas turbine technology and associated assets to Kawasaki in September 2006, Catalytica agreed to indemnify Kawasaki, through September 2008, for any breaches of various representations and warranties made by Catalytica to Kawasaki in connection with the sale. These indemnities are generally limited to the purchase price of $2.1 million. In addition, Catalytica has agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007, and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008, to satisfy any indemnification claims from Kawasaki.

In connection with the sale of its diesel fuel processing technology and associated assets to Eaton in October 2006, Catalytica agreed to indemnify Eaton, through October 2008, for any breaches of various representations and warranties made by Catalytica to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.

SCR-Tech sale representations and warranties

In connection with the sale of Catalytica’s SCR-Tech subsidiary to CoaLogix Inc. (“CoaLogix”) in November 2007, Catalytica is subject to customary representations, warranties, covenants, and indemnification provisions whereby Catalytica agrees to indemnify CoaLogix for breaches of the representations, warranties, and covenants as set forth in the Stock Purchase Agreement. Indemnification obligations are generally subject to a deductible of $192,000 and a cap of $1,920,000, or $9,600,000 in connection with losses relating to the breach by Catalytica of certain specified indemnity items or to certain liabilities of Catalytica as set forth in the Stock Purchase Agreement. In addition, Renegy guarantees payment of any of Catalytica’s indemnification obligations under the Stock Purchase Agreement.

We have not recorded any liabilities related to possible breaches of representations, warranties, covenants or agreements, as we believe the likelihood of claim for each to be remote.

Snowflake Entities-related

We have a ten-year commitment beginning September 1, 2006, with annual renewal options, to operate the Heber, Arizona, Green Waste site. We receive $2,500 per month to operate the site and are able to utilize wood waste materials (at no charge) to produce wood chips that will be burned in the power generation process.

We owe Abitibi $500,000 for the use of and a 20% ownership interest in the power facility substation located at the Snowflake plant site, to be paid within one month after completion of construction of the Snowflake plant, but no later than January 1, 2008. Payment of this obligation was made in January 2008.

We are obligated, pursuant to several contracts primarily with the U.S. Forest Service (the “Forest Service”), to purchase, cut, and remove timber from various forests. Certain contracts require the payment by the Forest Service of a stumpage fee for the right to remove organic materials, to be paid per each one hundred cubic feet. Other contracts stipulate a subsidy to be paid to Renegy on a per acre or per ton basis by the Forest Service for the removal and thinning of Forest Service lands and have definitive commitments as to the timing of these services to be rendered.

Pursuant to the CoBank credit agreements, upon commencement of operation of the Snowflake plant, we must maintain a 2 1/2 year availability of fuel, other than paper sludge, either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such availability of fuel, other than paper sludge, is on the plant site at all times.

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Post-merger Renegy-related

Merger representations and warranties and cost overrun

In connection with the Contribution and Merger Agreement, Worsley has agreed to indemnify Catalytica and Renegy and our respective affiliates, directors, officers and employees from and against any and all damages arising out of, resulting from or in any way related to a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by any of the Snowflake entities and/or Worsley in the Contribution and Merger Agreement. Renegy and Catalytica have agreed to indemnify Worsley from and against any and all damages arising out of, resulting from or in any way related to (i) a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by Catalytica in the Contribution and Merger Agreement, and (ii) the construction cost guarantee of Worsley to CoBank up to $2 million. The respective obligations of the parties to indemnify for any breaches of their respective representations and warranties will survive until April 1, 2009, except for any indemnification claim resulting from fraud or intentional misrepresentation. No indemnification is required until the aggregate liability for a party exceeds $250,000, and the indemnity obligations of each party are subject to a $10 million cap, except in the case of fraud or intentional misrepresentation. The indemnification obligations of Worsley may be satisfied in cash or shares of our common stock based on a value of $12.25 per share, rounded up to the nearest whole share. Renegy’s obligation to indemnify Worsley may be satisfied by paying cash or shares of Renegy common stock, “grossed up” to reflect Worsley’s anticipated 58.5% ownership of our outstanding common stock, which percentage was projected at the time of execution of the Contribution and Merger Agreement to exist at consummation of the Contribution and Merger Agreement using the treasury stock method. Specifically, we may pay cash to Worsley in an amount equal to (i) the quotient obtained by dividing (A) the amount of the damages for which indemnification is being made by (B) 0.415, less (ii) the amount of such damages (the “adjusted damages”) or issue to the Worsley Trust such number of Renegy shares equal to the quotient obtained by dividing (i) the adjusted damages by (ii) $12.25, rounded up to the nearest whole share.

Pursuant to the Contribution and Merger Agreement, the Company agreed to pay up to $2.0 million of project costs in excess of the Project Cost budget of approximately $67.3 million (“Project Cap”). In February 2008 we entered into the Letter Agreement between us and the Worsleys, under which we will be responsible for the payment of an additional $6.0 million of capital costs beyond the Project Cap. The Letter Agreement provides we will have no obligation to pay for any project costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. Any additional cost overruns in excess of the Project Cap are the responsibility of the Worsleys. The Letter Agreement provides that the Worsleys will deposit a minimum of $5.0 million in cash in our general operating bank account by March 5, 2008 to be applied against the Worsleys’ obligations pursuant to the overrun guarantees, which deposit has been made. Pursuant to the Letter Agreement, to provide additional liquidity for our working capital and general corporate purposes, we also entered into a revolving credit agreement with the Worsleys pursuant to which the Worsleys have agreed to lend us up to $6.0 million, which may be drawn on by us beginning March 31, 2008 for general working capital purposes, including the payment of capital costs until such time as the Company is able to establish a line of credit with a financial institution or arrange for alternative financing. The Worsleys have also agreed to personally guarantee a line of credit for an amount up to $6.0 million to be established for the Company at a bank or other financial institution reasonably acceptable to the Company to replace the line of credit from the Worsleys. On March 28, 2008, we entered into a credit agreement with Comerica, guaranteed by the Worsley’s and the Worsley Trust, providing for a non-revolving credit facility of up to $6.2 million, resulting in the termination of the Worsley line of credit.

In addition, in connection with the Contribution and Merger Agreement, we have agreed to indemnify the Worsleys for any claims arising under their guarantee to Salt River Project relating to the payment of all sums owed by Snowflake to Salt River Project under its power purchase agreement with Snowflake and for maintaining a net worth of at least $35 million.

We have entered into a Registration Rights Agreement with the Worsley Trust pursuant to which we have agreed, at our expense, to prepare and file a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended, covering the resale from time to time of all of the shares of our common stock issued to the Worsley Trust in connection with the Merger Transaction as well as all shares of common stock issuable upon exercise of the warrants issued to the Worsley Trust. We must prepare and file such registration statement upon the request of the Worsley Trust at any time from and after July 1, 2008, provided that we may delay and requested registration for up to 60 consecutive days in any calendar year (or 120 days in the aggregate in any calendar year) if and for so long as certain conditions exist.

Susanville land lease and option to purchase

In connection with a lease agreement entered into in February 2008, we are leasing approximately 40 acres of land on which an idle biomass plant owned by us is located. This lease provides for monthly lease payments of $30,000 per month commencing January 31, 2008 and terminating no later than January 30, 2013. Simultaneously with entering in the lease, for consideration of $100,000, we entered into an Option Agreement (the “Option Agreement”) which provides the option to acquire the land for a purchase price of $80,000 per acre. The Option Agreement provides that the initial $100,000 payment shall be credited against the purchase price upon exercise of the purchase option. In addition, the lease provides that 100% of the first 24 months of lease payments made shall apply to the purchase price if exercised during the first 24 months, or 50% of all lease payments made shall apply to the purchase price if exercised anytime on or after the first day following the 24th month of the lease term.

Item 7.	CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Financial Statements and the report of the independent registered public accounting firm appear on pages 79 through 112 of this Form 10-KSB.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in internal controls.  There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B.  OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the ages and present positions for each of our directors and executive officers. Each officer shall serve until his or her successor is elected and qualified.

Name	Age	Position

Robert M. Worsley(b)	52	President, Chief Executive Officer, Chairman of the Board, Director
Ricardo B. Levy(c)(1)(2)(3)	63	Lead Independent Director
Richard A. Abdoo(a)(4)	64	Director
William B. Ellis(c)(1)(2)	67	Director
Susan F. Tierney(c)(1)(2)(3)(4)	56	Director
Hugh W. Smith	50	Chief Operating Officer
Robert W. Zack	45	Chief Financial Officer
Scott K. Higginson	51	Senior Vice President

(a)	Class I director with a term expiring in 2008.

(b)	Class II director with a term expiring in 2009.

(c)	Class III director with a term expiring in 2010.

(1)	Member of the Special Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating / Governance Committee.

(4)	Member of the Compensation Committee.

Directors

Robert M. Worsley has served as our chairman and CEO since October 2007. Previously, Mr. Worsley founded and served as president of NZ Legacy, LLC; an Arizona land, mineral and energy development company whose renewable energy divisions merged into Renegy. Prior to founding NZ Legacy in March 2002, Mr. Worsley served as the chairman, chief executive officer and president of SkyMall, Inc., which he founded in 1989, until his retirement in 2003. During his tenure at SkyMall, Mr. Worsley was successful in leading the Company through an IPO in 1996 and a sale to Newscorp’s Gemstar affiliate in 2001, and growing the business to become the largest in-flight catalog company in the world with over $85 million in annual revenues. From 1985 to 1989, Mr. Worsley was a principal of ExecuShare, Inc., an executive services firm that provided time-shared financial executives for small companies. From 1980 to 1985, Mr. Worsley was an accountant with Price Waterhouse, a public accounting firm, where he most recently held the position of Audit Manager. Mr. Worsley has a bachelor’s degree in accounting from Brigham Young University. Mr. Worsley was a Certified Public Accountant for over twenty years.

Ricardo Levy, Ph.D. has served on our board of directors since June 2007. Previously, Dr. Levy served as chairman of the board of Catalytica Energy Systems, Inc. from December 2000 through September 2007. In addition to his role as chairman, Dr. Levy also served as interim president and CEO of Catalytica Energy Systems from June through December 2002, having previously served as president and CEO of the former parent company Catalytica, Inc. Dr. Levy founded Catalytica, Inc. in 1974, serving as chief operating officer until 1991 and then as president and chief executive officer until December 2000, when Catalytica, Inc. and its subsidiary Catalytica Pharmaceuticals Inc. were sold to DSM N.V concurrent with the spin-off of Catalytica Energy Systems. Before founding Catalytica, Inc., Dr. Levy was a founding member of Exxon’s chemical physics research team. Dr. Levy currently serves on the board of directors of public companies Accelrys, Inc. (formerly known as Pharmacopeia, Inc.) and StemCells, Inc. He has an M.S. from Princeton University, a Ph.D. in chemical engineering from Stanford University and is an alumnus of Harvard University’s Executive Management Program.

Richard A. Abdoo has served on our board of directors since June 2007. Previously, Mr. Abdoo served on the board of directors of Catalytica Energy Systems, Inc. from July 2004 until September 2007, most recently as vice chairman. Mr. Abdoo is president of R.A. Abdoo & Company LLC, and brings nearly three decades of energy industry expertise to the Company’s board membership, having retired in April 2004 from his position as chairman, president and chief executive officer of Wisconsin Energy Corporation (WEC) after a 29-year career with WEC and its subsidiary, Wisconsin Electric Power Company (WEPC), now known as We Energies. Mr. Abdoo first joined WEC as a director of corporate planning in 1975 and held positions of increasing responsibility in planning and operations for WEC through 1989 including vice president, senior vice president and executive vice president. In 1989, Mr. Abdoo was named president and chief operating officer of WEPC and several other WEC subsidiaries, and subsequently served as chief executive officer of all WEC subsidiaries until 1991 when he was elected chairman, president and chief executive officer of WEC. Under his executive leadership, WEC grew to become a Fortune 500 company through a series of mergers and acquisitions which both enriched and enlarged the offerings and markets of the Company. He oversaw the merger of WEPC and Wisconsin Natural Gas into a single utility in 1996, the acquisition of WICOR, Inc. and its Wisconsin Gas subsidiary in 2000, and later that same year the introduction of the WEC’s Power the Future plan to meet the future energy needs of southeastern Wisconsin. Mr. Abdoo’s experience includes planning and leadership in coal both in Wisconsin’s energy plan and support of state regulation to support coal industry initiatives. Mr. Abdoo currently serves on the boards of directors of AK Steel Holding Corporation and Marshall & Ilsley Corporation. He earned a B.S. degree in electrical engineering from the University of Dayton and a Master’s degree in economics from the University of Detroit. He has also completed post-graduate studies in engineering at Wayne State University.

William B. Ellis, Ph.D. has served on our board of directors since June 2007. Previously, Dr. Ellis served on the board of directors of Catalytica Energy Systems, Inc. from September 1995 until September 2007. Dr. Ellis is a lecturer and resident fellow of the Yale University School of Forestry and Environmental Studies. Dr. Ellis retired as chairman of Northeast Utilities in 1995, where he also served as chief executive officer from 1983 to 1993. Dr. Ellis joined Northeast Utilities in 1976 as its chief financial officer. He was a consultant with McKinsey & Co. from 1969 to 1976 and was a principal in that firm from 1975 to 1976. Dr. Ellis serves on the boards of directors of the Massachusetts Mutual Life Insurance Company and on the Pew Center on Global Climate Change. He has a Ph.D. in chemical engineering from the University of Maryland.

Susan Tierney, Ph.D. has served on our board of directors since June 2007. Previously, Dr. Tierney served on the board of directors of Catalytica Energy Systems, Inc. from December 2001 until September 2007. Dr. Tierney is currently a managing principal of Analysis Group Inc. where she specializes in energy industry issues. Dr. Tierney served as Senior Vice President of Lexecon Inc. from 1995 to 2003. Dr. Tierney is Chairperson of the Board of Directors of The Energy Foundation and Clean Air-Cool Planet, non-profit organizations. Additionally, she previously served as a director of the following non-profit organizations: American Council on Renewable Energy (ACORE), Climate Policy Center, and the Northeast States Center for a Clean Air Future. During 2004, she was also Chairperson of the board for the Electricity Innovation Institute (a subsidiary of EPRI). She was also a director of EPRI from 1998 to 2003 and from 2005 to 2006. Before joining Lexecon (and its predecessor company, the Economics Resource Group) in November 1995, Dr. Tierney served in senior positions in federal and state government from 1983 until 1995, most recently as assistant secretary for policy at the U.S. Department of Energy, Secretary of Environmental Affairs for the Commonwealth of Massachusetts and commissioner of the Massachusetts Department of Public Utilities. Previously, she was an assistant professor at the University of California, Irvine from 1978 until 1982. Dr. Tierney has a Ph.D. and a Masters degree in regional planning from Cornell University and a bachelor’s degree from Scripps College.

Non-Director Executive Officers

Hugh W. Smith has served as our Chief Operating Officer since March 2008. From July 2007 to March 2008, Mr. Smith was senior vice president of generation and development for EnergyCo LLC where he was responsible for operations, strategic assessment of new assets, and developing policies and procedures associated with the startup of a non-regulated energy company. From 2004 to June 2007, Mr. Smith served as senior vice president of energy resources at PNM Resources during which time he led operations of the company’s power generation fleet consisting of over 2,500 megawatts of coal, nuclear, gas-fired and renewable assets. From 1979 to 2003, he held positions of increasing responsibility at Tampa Electric Company, most recently as vice president of energy supply and trading. Mr. Smith previously chaired the United Way Community Investment Council and served on the Board of Directors for the United Way of Central New Mexico and for the All Faiths Receiving Home. Mr. Smith graduated with a Bachelor’s degree from the University of Florida.

Robert W. Zack has served as our executive vice president and chief financial officer since June 2007 and as our chief executive officer from inception to September 2007. Previously, Mr. Zack served as the president and CEO of Catalytica Energy Systems, Inc. since July 2005 and as a member of the Board of Directors since February 2006. During this time, Mr. Zack also continued to serve as chief financial officer for Catalytica Energy Systems, a position he had held since April 2003. Prior to that, Mr. Zack had served as vice president, finance and controller of Catalytica Energy Systems since February 2002. Before joining Catalytica Energy Systems, Mr. Zack served as group vice president of finance for MicroAge, Inc. From 1995 to 1999, he served as the chief financial officer of NIENEX. Previously, Zack has held various executive and financial management roles at Active Noise and Vibration Technologies, Pinnacle West Capital Corporation and Arthur Andersen L.L.P. He earned his B.S. in accounting and his MBA from Arizona State University. He is also a certified public accountant.

Scott K. Higginson has served as our senior vice president, business development & public affairs since October 2007. Previously, Mr. Higginson was executive vice president of NZ Legacy, LLC since January 2005. From 2001 to 2005, Mr. Higginson was an owner of Four Square Group, a government and public affairs consulting firm that represented clients on issues related to natural resources, healthcare, agriculture and renewable energy at the federal, state and local levels of government in Arizona and Nevada. From 1995 to 2001, Mr. Higginson was the corporate vice president of government and public affairs at Del Webb Corporation. From 1989 to 1995, Mr. Higginson served two terms on the Las Vegas City Council and was the owner of a public relations and advertising consulting business focusing on business communications and political campaign management. Mr. Higginson has a bachelors’ degree in political science and journalism from Brigham Young University.

There are no family relationships between any of the directors or executive officers of the Company.

No events have occurred in the past five years that are material to an evaluation of the ability or integrity of any person serving in a director or executive officer role of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. (the “NASD”)

Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms and amendments thereto received by it, or written representations from certain reporting persons, the Company believes that, during fiscal year 2007, all reporting persons complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

We maintain a Code of Business Conduct and Ethics for our directors, officers, including our Chief Executive Officer, Chief Financial Officer and principal financial and accounting officers, and our employees (including directors, officers and employees of our wholly-owned subsidiaries). The Code of Business Conduct and Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading. The Code of Business Conduct and Ethics is posted on our web site at: http://www.renegy.com. We will furnish to any person without charge, upon request a copy of the Code of Business Conduct and Ethics. Please submit such request to us at the following address:

Renegy Holdings, Inc.
301 W. Warner Road, Suite 132
Tempe, Arizona 85284
Attn: Secretary

Audit Committee

The Company has a separately-designated standing audit committee of the Board of Directors (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The three members of the Audit Committee are William B. Ellis, Chairman, Ricardo B. Levy, and Susan F. Tierney. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and meets the criteria for audit committee membership required by The NASDAQ Stock Market, Inc. (“the NASDAQ Stock Market”). Further, each Audit Committee member meets the NASD’s financial knowledge requirements. Also, our Board has determined that William B. Ellis qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

Item 10.	EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the annual compensation received for services rendered to the Company during the fiscal year ended December 31, 2007 by: (i) Robert M. Worsley, the Company’s President and Chief Executive Officer on December 31, 2007, and (ii) each of the other most highly compensated executive officers of the Company during 2007 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE(1)

						All Other
				Stock	Option	Compensation
Name and Principal Position	Year	Salary	Bonus(2)	Awards(3)	Awards(3)	(4)		Total

Robert M. Worsley	2007	$69,231	$112,500	$—	$—	$52	(5)	$181,783
President, Chief Executive Officer	2006	$—	$0	$—	$—	$—	(6)	$—
Robert W. Zack	2007	$300,000	$150,000	$87,744	$83,177	$238,498	(7)	$859,419
Executive Vice President and	2006	$260,000	$175,500	$18,750	$67,228	$18,218	(8)	$539,696
Chief Financial Officer
Scott K. Higginson	2007	$169,712	$75,000	$58,215	$29,436	$1,494	(9)	$333,857
Senior Vice President	2006	$162,019	$—	$—	$—	$39	(10)	$162,058

(1)	In connection with the consummation of the Merger Transaction, Renegy’s financial statement presentation for fiscal 2007 includes the results of operations for the combined Snowflake entities for the nine months ended September 30, 2007 and for Renegy on a consolidated basis for the fourth quarter of 2007. Data presented in the Summary Compensation Table represents compensation for the entire fiscal year. In the supporting footnotes which follow, disclosures of amounts by period are provided (i.e., first three quarters and fourth quarter).

(2)	Represents bonuses accrued in the year of service whether paid during the year of service or thereafter.

(3)	Amounts set forth in the Stock Awards and Option Awards columns represent the aggregate amount recognized for financial statement reporting purposes, disregarding the estimate of forfeitures related to service-based vesting conditions, but otherwise computed in accordance with the Statement of Financial Accounting Standards (“SFAS”) No 123, as amended by SFAS No. 123(R), “Share-Based Payment,”(“SFAS 123(R)”) based on the assumptions set forth in Note 6 to the Company’s consolidated financial statements as filed herein. There were no equity award forfeitures by the Named Executive Officers during Fiscal 2007. Restricted stock awards are computed in accordance with SFAS 123(R) based on the closing stock price on the grant date. These amounts reflect the Company’s accounting expense for these awards, and do not reflect the actual value that will be recognized by the Named Executive Officers.

(4)	Includes 401(k) matching contributions accrued in the year of service whether paid during the year of service or the following year.

(5)	During the first three quarters of 2007, Mr. Worsley was not paid a salary. Amounts under “Salary” consist of (i) $0 for the first three quarters and (ii) $69,231 for the fourth quarter. Amounts under “All Other Compensation” include contributions by the Company of $52 for supplemental life insurance premiums.

(6)	During 2006, Mr. Worsley did not receive a salary or other benefits for his service.

(7)	Amounts under “Salary” include $225,000 paid by Catalytica for the first three quarters. Amounts under “All Other Compensation” include contributions by the Company of $1,260 for supplemental life insurance premiums; (ii) $4,138 for supplemental disability insurance premiums; (iii) $225,000 for retention bonuses; and (iv) $8,100 for 401k employer contributions.

(8)	During 2006, all of Mr. Zack’s compensation was paid by Catalytica. Amounts under “All Other Compensation” include contribution by Catalytica of (i) $12,320 under its 401(k) plan; (ii) $1,260 for supplemental life insurance premiums and (iii) $4,638 for supplemental disability premiums.

(9)	Amounts under “Salary” include $118,750 paid by the Snowflake entities for the first three quarters. Amounts under “All Other Compensation” include contributions by the Company of (i) $52 for supplemental life insurance premiums; and (ii) $1,442 for medical insurance premiums.

(10)	During 2006, all of Mr. Higginson’s compensation was paid by the Snowflake entities. Amounts under “All Other Compensation” include $39 for supplemental life insurance premiums.

The material terms of each Named Executive Officer’s employment agreement or arrangement is set forth below under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at the end of the fiscal year ended December 31, 2007 held by each of the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
										Equity
										Incentive
										Plan
									Equity	Awards:
									Incentive	Market
									Plan	Value or
				Equity					Awards:	Payout
				Incentive				Market	Number of	Value of
				Plan			Number of	Value of	Unearned	Unearned
				Awards:			Shares	Shares	Shares,	Shares,
	Number of			Number of			or Units	or Units	Units or	Units or
	Securities	Number of		Securities			of Stock	of Stock	Other	Other
	Underlying	Securities		Underlying			That	That	Rights	Rights
	Unexercised	Underlying		Unexercised	Option		Have	Have	that Have	That
	Options (#)	Unexercised		Unearned	Exercise	Option	Not	Not	Not	Have Not
	Exercisable	Options (#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(1)	Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)

Robert M. Worsley	714
Robert W. Zack	1,428				24.85	4/1/2012
	12,142				19.32	2/10/2013
	1,428				24.14	8/29/2013
	9,999				28.22	1/26/2014
	3,656				16.87	1/31/2015
	27,142				8.05	3/22/2016
	7,142				9.45	11/6/2016
	11,828				13.44	1/11/2017
Scott K. Higginson		7,143	(2)		8.15	10/1/2017

(1)	In connection with the Merger Transaction on October 1, 2007, all outstanding stock options and unvested restricted stock units fully vested immediately prior to the merger. The options subject to acceleration remain exercisable throughout the original term of each option award. However, executives that remain employed with the Company have agreed not to exercise their options until they would otherwise come due under the terms of their options agreements, which would be six months after the closing of the Merger Transaction.

(2)	Exercisable only upon stockholder approval of the 2007 Plan.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On September 22, 2005, Catalytica entered into an agreement with Robert W. Zack that provides, among other things, that if Mr. Zack is involuntarily terminated (as defined in his agreement), he shall receive 200% of his annual compensation (including annual target bonus) and subsidized COBRA premiums for up to a maximum of eighteen (18) months. Further, if Mr. Zack is involuntarily terminated due to a change of control event (as defined in his agreement), he shall receive, in severance and non-competition payments, 200% of his annual compensation (including annual target bonus) plus a pro rata cash payment of the current year target bonus award, continued employee benefits for up to two years from the date of this involuntary termination, and full acceleration of any unvested portion of any stock options or restricted stock units held by Mr. Zack. Additionally, in the event of a change of control event where Mr. Zack is not terminated, he shall receive cash retention payments equal to 100% of his annual compensation (including annual target bonus) in three installments over a twelve month period.

On March 23, 2007, the Company entered into an Amended and Restated Employment Agreement with Robert W. Zack. The agreement provides for a base salary of $300,000, which may be increased in 2008 and subsequent years by the Company’s Board of Directors or the Compensation Committee. In addition, Mr. Zack will be eligible to receive an annual bonus on account of the Company’s 2007 fiscal year performance with a target payment equal to 125% of his base salary. In 2008 and subsequent years, the target bonus may be increased by the Company’s Board of Directors or the Compensation Committee. The target bonus may be paid in a combination of cash and equity compensation, provided that the cash component will be no less than 50% of the bonus. The agreement also provides that if Mr. Zack is involuntarily terminated other than for cause (as such terms are defined in the agreement) and not in connection with a change of control of the Company, he will receive an aggregate cash amount equal to 200% of his annual compensation (an amount equal to the greater of Mr. Zack’s base salary for the twelve (12) months preceding a change in control plus his target bonus for the same period, or (ii) Mr. Zack’s base salary on an annualized basis and his target bonus as of the termination date) plus a pro rata cash payment of his target bonus and subsidized COBRA premiums for up to a maximum of eighteen (18) months. Further if Mr. Zack is involuntarily terminated in connection with a change of control event (as defined in the agreement), he will receive a cash payment in an amount equal to 200% of his annual compensation plus a pro rata cash payment of his target bonus, less any change of control retention payments (as described below) already paid to him. Mr. Zack will also receive continued employee benefits for up to two years from the date of his involuntary termination, and accelerated vesting for all of his unvested stock options or restricted stock (including restricted stock units). In the event of a change of control where Mr. Zack is employed by the acquiring entity in the position of Chief Financial Officer or a greater position, he will receive change of control retention payments as follows: 1/3 of his annual compensation on the date of the change of control, another 1/3 of his annual compensation six months following the change of control and a final 1/3 of his annual compensation one year following the change of control, subject to Mr. Zack’s continuous employment by the acquiring entity through such dates. This Amended and Restated Employment Agreement superseded the Employment Agreement entered into between Robert Zack and Catalytica dated September 22, 2005.

On May 8, 2007, the Company entered into an Employment Agreement with Robert M. Worsley. The agreement provides for a base salary of $300,000, which may be increased in 2008 and subsequent years by the Company’s Board of Directors or the Compensation Committee. Mr. Worsley’s initial term of employment will be three years, and will continue for successive one year terms unless earlier terminated pursuant to the employment agreement termination provisions or either Renegy or Mr. Worsley provides written notice of termination of employment not less than 120 days prior to the end of the initial term or any additional term. In addition, Mr. Worsley will be eligible to receive an annual bonus on account of the Company’s 2007 fiscal year performance with a target payment equal to 125% of his base salary. The target bonus may be paid to Mr. Worsley in a mixture of cash and equity compensation, as determined by the Compensation Committee in its sole discretion; provided, however, that the cash component shall be no less than 50% of the target bonus; provided, further, that for the 2007 fiscal year, the mixture of the 125% of the base salary payable as the target tonus shall be 50% cash and 75% equity compensation. In 2008 and subsequent years, the target bonus may be increased by the Company’s Board of Directors or the Compensation Committee. The agreement also provides that if Mr. Worsley is involuntarily terminated other than for cause (as such terms are defined in the agreement), or if Mr. Worsley terminates his employment for good reason (as defined in the agreement), he is entitled to (i) a severance payment equal to two years of his yearly salary in effect on the termination date; (ii) a pro-rated portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Renegy for the period from the beginning of such fiscal year to the termination date were annualized; (iii) full vesting of all outstanding stock options held by him; and (iv) subsidized COBRA premiums for up to a maximum of eighteen months. Further, if Mr. Worsley is terminated during a pending change of control or within 24 months after a change of control, or if he terminates his employment for good reason within 24 months after a change of control, he is entitled to receive as a change-in-control payment: (i) an amount equal to two years of his yearly salary in effect on the termination date; (ii) the maximum amount of incentive compensation which he could earn for the fiscal year in which the termination date occurs; and (iii) full vesting of all outstanding stock options held by him.

On January 22, 2008, the Compensation Committee approved a salary increase for Mr. Worsley from $300,000 to $400,000, effective March 1, 2008.

On May 8, 2007, the Company entered into an Employment Agreement with Scott K. Higginson. The agreement provides for a base salary of $200,000, which may be increased in 2008 and subsequent years by the Company’s Board of Directors or the Compensation Committee. Mr. Higginson’s initial term of employment will be three years, and will continue for successive one year terms unless earlier terminated pursuant to the employment agreement termination provisions or either Renegy or Mr. Higginson provides written notice of termination of employment not less than 120 days prior to the end of the initial term or any additional term. In connection with the consummation of the Contribution and Merger Agreement, Mr. Higginson was issued 7,143 shares of common stock of Renegy and 7,143 stock options of Renegy at an exercise price equal to the market price of Renegy’s common stock on the date of grant (October 1, 2007). In addition, Mr. Higginson will be eligible to receive an annual bonus on account of the Company’s 2007 fiscal year performance with a target payment equal to 100% of his base salary. The target bonus may be paid to Mr. Higginson in a mixture of cash and equity compensation, as determined by the Compensation Committee in its sole discretion; provided, however, that the cash component shall be no less than 50% of the target bonus; provided, further, that for the 2007 fiscal year, the mixture of the 100% of the base salary payable as the target tonus shall be 50% cash and 50% equity compensation and shall be pro-rated for the portion of 2007 during which Mr. Higginson is employed. In 2008 and subsequent years, the target bonus may be increased by the Company’s Board of Directors or the Compensation Committee. The agreement also provides that if Mr. Higginson is involuntarily terminated other than for cause (as such terms are defined in the agreement), or if Mr. Higginson terminates his employment for good reason (as defined in the agreement), he is entitled to (i) a severance payment equal to two years of his yearly salary in effect on the termination date; (ii) a pro-rated portion of the amount of incentive compensation he would earn for the fiscal year in which the termination occurs if the results of operations of Renegy for the period from the beginning of such fiscal year to the termination date were annualized; (iii) full vesting of all outstanding stock options held by him; and (iv) subsidized COBRA premiums for up to a maximum of eighteen months. Further, if Mr. Higginson is terminated during a pending change of control or within 24 months after a change of control, or if he elects to terminates his employment within 24 months after a change of control, he is entitled to receive as a change-in-control payment: (i) an amount equal to two years of his yearly salary in effect on the termination date; (ii) the maximum amount of incentive compensation which he could earn for the fiscal year in which the termination date occurs; and (iii) full vesting of all outstanding stock options held by him.

On February 19, 2008, we agreed to an employment arrangement with Mr. Smith which provides for an annualized base salary of $350,000. Mr. Smith will be eligible for annual cash and equity target bonuses equal to 50% and 75%, respectively, of his base salary. Mr. Smith also will receive a signing bonus of $100,000, payable at $10,000 per month during the first 10 months of employment. Mr. Smith also will receive a relocation allowance of $75,000, and $50,000 plus up to 15 months of Mr. Smith’s monthly mortgage payments (not to exceed $45,000) upon the sale of his residence in Albuquerque, New Mexico. In addition, Mr. Smith received an option to acquire 100,000 shares of the Company’s common stock on the date of the commencement of his employment (March 4, 2008) which will vest ratably over a 48 month period. Mr. Smith’s employment arrangement also provides that he will receive severance equal to one year’s salary if he is terminated without good cause and two year’s salary if he is terminated without good cause in the event of a change in control.

Unless otherwise determined by our Board of Directors, the 2007 Equity Incentive Plan provides that in the event of a merger or “Change in Control,” as defined in the 2007 Equity Incentive Plan, if the successor corporation does not assume or substitute an equivalent option or right will result in the automatic acceleration of granted awards (such that they become exercisable in full).

COMPENSATION OF DIRECTORS

The following table describes the compensation paid to the members of our Board of Directors in the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

	Fees			Non-Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash(1)	Awards(2)(3)	Awards	Compensation	Earnings	Compensation	Total

Richard A. Abdoo	$64,500	$85,000	$—	$—	$—	$—	$149,500
William B. Ellis	$49,500	$25,000	$—	$—	$—	$—	$74,500
Ricardo B. Levy	$92,750	$25,000	$—	$—	$—	$—	$117,750
Susan F. Tierney	$38,500	$25,000	$—	$—	$—	$—	$63,500

(1)	We report in this column the cash value of board retainer fees, committee chair fees, and board and committee meeting fees earned by each non-employee director in 2007 irrespective of whether they were paid in 2007. The cash value includes payments earned for serving as directors and committee members for Catalytica.

(2)	On January 25, 2007, all board members were granted 2,165 restricted stock units each (adjusted for merger exchange ratio) by Catalytica. In addition, Richard A. Abdoo was granted 5,195 restricted stock units (adjusted for merger exchange ratio) by Catalytica in payment of consulting services to be provided by Mr. Abdoo during 2007.

(3)	In connection with the Merger Transaction on October 1, 2007, all outstanding stock options and unvested restricted stock units fully vested immediately prior to the merger. As a result, all unrecognized valuation amounts related to these stock awards was expensed in the third quarter of fiscal 2007.

Effective for the fiscal year commencing January 1, 2007, directors of Catalytica who were not officers of Catalytica each received an annual retainer for their services in the amount of $30,000, plus reimbursement of expenses, and the Chairman of the Board and the Vice Chairman of the Board of Catalytica received additional annual compensation of $45,000 and $40,000, respectively. Upon consummation of the Merger Transaction, effective October 1, 2007, directors who are not officers of the Company each receive an annual retainer for their services in the amount of $30,000, plus reimbursement of expenses, and the Lead Independent Director of the Board receives additional annual compensation of $40,000. Directors who are employed by the Company do not receive any compensation for their Board activities. Committee chairs and committee members receive additional compensation of $2,500 and $1,500, respectively, per committee meeting.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The “Securities Authorized for Issuance under Equity Compensation Plans” table contained in Item 5 of this annual report is incorporated herein by reference.

Security Ownership of Principal Stockholders and Management

The following table sets forth, as of December 31, 2007 (except for the outstanding shares, which is as of March 24, 2008), certain information with respect to the beneficial ownership of the Company’s common stock by (i) each person or entity known by the Company to own beneficially more than five percent of the outstanding shares of the Company’s common stock, (ii) each director or nominee for director of the Company, (iii) each of the Company’s Named Executive Officers listed in the Summary Compensation Table and (iv) all current Executive Officers and directors as a group.

The table is based on information supplied by our officers, directors, principal stockholders and Schedules 13D and 13G and other documents filed with the SEC. The number of shares of our common stock beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the SEC. Under the SEC rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also includes any shares of common stock that the individual or entity has the right to acquire within 60 days after December 31, 2007 through the exercise of stock options, and any reference in the footnotes to this table to shares subject to stock options refers only to stock options that are so exercisable. For purposes of computing the percentage of outstanding shares of our common stock held by each individual or entity, all shares of common stock subject to options currently exercisable or exercisable within 60 days after December 31, 2007 are deemed to be outstanding for the purpose of computing the percentage ownership of the individual or entity holding such options, but are not deemed to be outstanding for computing the percentage ownership of any other individual or entity. Unless otherwise indicated below, we believe that each stockholder named in the table has sole or shared voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion in the table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated in the table, the address of each individual or entity listed in the table is Renegy Holdings, Inc., 301 W. Warner Road, Tempe, Arizona 85284.

	Shares of Common Stock
	Beneficially Owned
		Percentage
Name of Person or Identity of Group	Number	Ownership(1)

AWM Investment Company, Inc.(2)	571,396	9.20%
153 East 53rd Street, 55th floor New York, New York 10022
Metalmark Capital LLC(3)	471,786	7.60%
1177 Avenue of the Americas New York, New York 10036
Farallon Capital Management, L.L.C.(4)	324,997	5.24%
One Maritime Plaza, Suite 1325 San Francisco, California 94111
Robert M. Worsley and Christi M.	3,553,157	57.24%
Worsley Revocable Trust
Robert M. Worsley(5)	3,553,871	57.24%
Robert W. Zack(6)	84,425	1.34%
Ricardo B. Levy(7)	68,072	1.09%
Richard A. Abdoo(8)	15,215	*
Scott K. Higginson(9)	7,143	*
William B. Ellis(10)	11,639	*
Susan F. Tierney(11)	11,447	*
All current executive officers and Directors as a group (8 persons)(12)	3,751,812	59.27%

*	Less than 1%

(1)	Based upon 6,207,812 shares of common stock outstanding as of March 24, 2008.

(2)	Based solely on information as of December 31, 2007 as set forth in Schedule 13G filed on February 13, 2008. Includes 128,528 shares of common stock owned by Special Situations Cayman Fund, L.P. (“SSCF”), 36,158 shares of common stock owned by Special Situations Fund III, L.P. (“SSF”) and 406,710 shares of common stock owned by Special Situations Fund III QP, L.P. (“SSFQ”). AWM Investment Company, Inc. (“AWM”) serves as general partner of SSCF, SSF and SSFQ and may be deemed to be the beneficial owner of the shares of Company common stock held by these entities. Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”) are the controlling principals of AWM, the general partner of and investment adviser to SSCF. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to SSF and the general partner of SSFQ. AWM serves as the investment adviser to SSFQ.

(3)	Based solely on information as of October 1, 2007 as set forth in Schedule 13D filed on October 11, 2007. Consists of 427,969 shares owned by Morgan Stanley Capital Partners III, L.P. (“MSCP III”) and 43,817 shares owned by MSCP III 892 Investors, L.P. (“MSCP III 892”). Pursuant to a subadvisory agreement between certain affiliates of Morgan Stanley and Metalmark Capital LLC (“Metalmark”) and Metalmark Subadvisor LLC, Metalmark agreed to manage MSCP III and MSCP III 892 on a subadvisory basis, and as a result, may be deemed to beneficially own 427,969 shares. Metalmark is an independent private equity firm managed by Howard I. Hoffen and senior team members formerly from Morgan Stanley Capital Partners. Mr. Hoffen disclaims beneficial ownership of all shares owned by these entities, except to the extent of his pecuniary interest therein.

(4)	Based solely on information as of October 1, 2007 as set forth in Schedule 13G filed on October 11, 2007. The aggregate 324,997 shares are owned directly by Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and Tinicum Partners, L.P. (collectively, the “Partnerships”) and by a discretionary account (the “Managed Account”) managed by Farallon Capital Management, L.L.C. (“FCMLLC”). As the general partner to each of the Partnerships, Farallon Partners, L.L.C. (“FPLLC”) may be deemed to be the beneficial owner of the Company’s securities held by each of the Partnerships. FCMLLC, as the registered investment advisor to the Managed Account, may be deemed to be the beneficial owner of the Company’s securities held by the Managed Account. Each of Noonday G.P. (U.S.), L.L.C. (“NGPUS”) and Noonday Asset Management, L.P. (“NAMLP”), as a sub-investment adviser to the Partnerships and the Managed Account, may be deemed to be the beneficial owner of the Company’s securities held by the Partnerships and the Managed Account. As the general partner of NAMLP, Noonday Capital, L.L.C. (“NCLLC”) may be deemed to be the beneficial owner of the Issuer’s securities held by the Partnerships and the Managed Account.

(5)	Includes (i) 3,553,157 shares of common stock held by the Robert M. Worsley and Christi M. Worsley Revocable Trust, of which Mr. Worsley serves as trustee and (ii) 714 shares of common stock issuable upon exercise of options held by Mr. Worsley, which are exercisable within 60 days of December 31, 2007.

(6)	Includes (i) 9,660 shares of common stock held by Mr. Zack and (ii) 74,765 shares of common stock issuable upon exercise of options held by Mr. Zack, which are exercisable within 60 days of December 31, 2007.

(7)	Includes (i) 2,165 shares held by Dr. Levy, (ii) 39,807 shares of common stock held by the Levy Family Trust, of which Dr. Levy serves as trustee, (iii) 958 shares of common stock held by the Polly Jean Cusumano Trust, of which Dr. Levy serves as trustee, and (iv) 25,142 shares of common stock issuable upon exercise of options held by Dr. Levy, which are exercisable within 60 days of December 31, 2007. Dr. Levy disclaims beneficial ownership of the shares owned by the Polly Jean Cusumano Trust.

(8)	Includes (i) 9,430 shares held by Mr. Abdoo, (ii) 786 shares held by the Richard A. Abdoo and Joan F. Abdoo revocable trust, and (iii) 4,999 shares of common stock issuable upon exercise of options by Mr. Abdoo, which options are exercisable within 60 days of December 31, 2007.

(9)	Includes 7,143 shares of common stock held by Mr. Higginson.

(10)	Includes (i) 3,929 shares of common stock held by Dr. Ellis and (ii) 7,710 shares of common stock issuable upon exercise of options by Dr. Ellis, which are exercisable within 60 days of December 31, 2007.

(11)	Includes (i) 2,165 shares held by Dr. Tierney and (ii) 9,282 shares of common stock issuable upon exercise of options by Dr. Tierney, which are exercisable within 60 days of December 31, 2007.

(12)	Includes 122,612 shares of common stock issuable upon exercise of options by current executive officers and directors, which are exercisable within 60 days of December 31, 2007.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons, Promoters and Certain Control Persons

We entered into the Contribution and Merger Agreement on May 8, 2007 by and among (i) us, (ii) Catalytica, (iii) the Snowflake entities, (iv) Merger Sub, (v) the Worsleys, and (vi) the Worsley Trust. At a special stockholders meeting held on September 27, 2007, Catalytica stockholders holding a majority of the Catalytica common stock outstanding approved adoption of the Contribution and Merger Agreement, and, on October 1, 2007, the parties to the Contribution and Merger Agreement completed the transactions contemplated thereby. In the transaction,

Catalytica and the Snowflake entities combined their businesses through the merger of Merger Sub with and into Catalytica, with Catalytica surviving the merger, and the concurrent contribution to Renegy by the Worsley Trust, the beneficial owners of the Snowflake entities, of all of the outstanding equity interests of the Snowflake entities. As a result of the Merger Transaction, Catalytica and the Snowflake entities now operate under Renegy as wholly-owned subsidiaries. In connection with the consummation of the Merger Transaction, Catalytica terminated its registration under the Exchange Act with its filing of Form 15 on October 2, 2007.

Pursuant to the terms of the Contribution and Merger Agreement, each outstanding share of common stock of Catalytica was converted into the right to receive one-seventh (1/7th) of a share of Renegy common stock. Additionally, each outstanding option to purchase Catalytica common stock was assumed by Renegy and now represents an option to acquire shares of Renegy common stock, subject to the conversion ratio, on the terms and conditions set forth in the Contribution and Merger Agreement. Each outstanding Catalytica restricted stock unit award was accelerated immediately prior to the consummation of the Merger Transaction and was treated in the same manner as other shares of Catalytica common stock which were outstanding immediately prior to consummation of the Merger Transaction.

Further, pursuant to the terms of the Contribution and Merger Agreement, the Worsley Trust received 3,774,048 shares of our common stock and warrants to purchase up to 2,473,023 shares of our common stock in connection with the Merger Transaction. The warrants have an exercise price of $16.38 per share, provide for vesting in three tranches conditioned upon the registrant’s achievement of certain renewable energy-related milestones, and expire at specified times no later than six years following the closing of the Merger Transaction. Upon the closing of the Merger Transaction, the Catalytica stockholders held approximately 41.3% of our outstanding stock and the Worsley Trust held approximately 58.7%, which would increase to approximately 70% if the warrants issued to the Worsley Trust are exercised in full.

On November 7, 2007, we consummated the sale of our SCR-Tech subsidiary, a provider of emissions compliance services for coal-fired power plants, to CoaLogix Inc., a wholly-owned subsidiary of Acorn Energy, Inc. In accordance with the terms of the Contribution and Merger Agreement, net proceeds received in excess of a threshold amount as defined in the agreement were to be reflected in a reduction of the number of shares of our common stock issued to the Worsley Trust. Net proceeds from the sale of SCR-Tech were approximately $1.8 million in excess of the threshold. Accordingly, the number of shares issued to the Worsley Trust was reduced by approximately 1.5%, thereby reducing the percentage of our common stock held by the Worsley Trust to 57.2%, as compared to 58.7% at the effective time of the Merger Transaction.

In connection with the Contribution and Merger Agreement, Worsley has agreed to indemnify Catalytica and Renegy and our respective affiliates, directors, officers and employees from and against any and all damages arising out of, resulting from or in any way related to a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by any of the Snowflake entities and/or Worsley in the Contribution and Merger Agreement. Renegy and Catalytica have agreed to indemnify Worsley from and against any and all damages arising out of, resulting from or in any way related to (i) a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by Catalytica in the Contribution and Merger Agreement, and (ii) the construction cost guarantee of Worsley to CoBank up to $2 million. The respective obligations of the parties to indemnify for any breaches of their respective representations and warranties will survive until April 1, 2009, except for any indemnification claim resulting from fraud or intentional misrepresentation. No indemnification is required until the aggregate liability for a party exceeds $250,000, and the indemnity obligations of each party are subject to a $10 million cap, except in the case of fraud or intentional misrepresentation. The indemnification obligations of Worsley may be satisfied in cash or shares of our common stock based on a value of $12.25 per share, rounded up to the nearest whole share. Renegy’s obligation to indemnify Worsley may be satisfied by paying cash or shares of Renegy common stock, “grossed up” to reflect Worsley’s anticipated 58.5% ownership of our outstanding common stock, which percentage was projected at the time of execution of the Contribution and Merger Agreement to exist at consummation of the Contribution and Merger Agreement using the treasury stock method. Specifically, Renegy may pay cash to Worsley in an amount equal to (i) the quotient obtained by dividing (A) the amount of the damages for which indemnification is being made by (B) 0.415, less (ii) the amount of such damages (the “adjusted damages”) or issue to the Worsley Trust such number of Renegy shares equal to the quotient obtained by dividing (i) the adjusted damages by (ii) $12.25, rounded up to the nearest whole share.

In addition, in connection with the Contribution and Merger Agreement, we have agreed to indemnify the Worsleys for any claims arising under their guarantee to Salt River Project relating to the payment of all sums owed by Snowflake to Salt River Project under its power purchase agreement with Snowflake and for maintaining a net worth of at least $35 million.

Pursuant to the Contribution and Merger Agreement, we agreed to pay the first $2.0 million of Project Costs as defined in the CoBank Credit Agreement for the Snowflake plant that exceed the approximately $67.3 million Project Cap as defined in the CoBank Credit Agreement. The Worsleys agreed to pay to us the amount by which Project Costs exceed the sum of the Project Cap and $2.0 million in sufficient time for us to be able to pay such excess Project Costs pursuant to the Overrun Guaranty. A committee of independent directors (the “Special Committee”), acting on our behalf, has the authority to enforce the Worsleys’ obligations under the Overrun Guaranty.

In February 2008, we issued a press release announcing that we expect the Project Costs for the Snowflake plant to exceed the Project Cap by approximately $12.5 million. Pursuant to a letter agreement between us and the Worsleys (the “Letter Agreement”), which constitutes an amendment to the Contribution and Merger Agreement and the Overrun Guaranty, we, with the approval of the Special Committee, and the Worsleys have agreed that, notwithstanding the provisions of the Contribution and Merger Agreement and the Overrun Guaranty, we will be responsible for the payment of an additional $6.0 million of capital costs incurred beyond the Project Cap that have been, or may be, incurred by us and the $2.0 million already payable by us as described above. We believe that the $6.0 million in additional capital costs will enhance the Snowflake plant and further increase the efficiency, reliability and long-term operating performance of the plant. The Letter Agreement provides that we will have no obligation to pay for any Project Costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. Pursuant to a Sponsor Guaranty, dated September 1, 2006 between R. Worsley and C. Worsley and CoBank, ACB (the “Sponsor Guaranty”), R. Worsley and C. Worsley have guaranteed the payment of all Project Costs in excess of the Project Cap. The Letter Agreement provides that the Worsleys will deposit a minimum of $5.0 million in cash in our general operating bank account by March 5, 2008 to be applied against the Worsleys’ obligations pursuant to the Sponsor Guaranty and Overrun Guaranty, which deposit has been made.

In accordance with the terms of the Letter Agreement, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with the Worsleys pursuant to which the Worsleys have agreed to lend us up to $6.0 million, which may be drawn on by us beginning March 31, 2008 for general working capital purposes, including to pay the capital costs that we have agreed to pay as described above. Until March 31, 2009, interest will accrue at the Prime Rate (as reported by the Wall Street Journal) on the outstanding balance of the loan, but will not be payable until the termination of the loan. Commencing April 1, 2009, interest will accrue on the unpaid balance of the loan and will be payable monthly by us. The outstanding principal may be prepaid by us in whole or part at any time without penalty, and any repaid amounts may be re-borrowed by us. Any unpaid balance under the Credit Agreement will be due on the date that is the earlier of March 31, 2010 or such date that we are able to obtain alternative debt or equity financing in the amount of at least $6.0 million, unless terminated earlier in accordance with the terms of the Credit Agreement.

Also in accordance with the terms of the Letter Agreement, the Worsleys agreed to personally guarantee a line of credit in an amount of $6.0 million to be established for us at a bank or other financial institution reasonably acceptable to us that shall be on commercially reasonable terms that are acceptable to us in our reasonable discretion. Upon the establishment of the line of credit or at such time as we secure alternative debt or equity financing in an amount of a minimum of $6.0 million, the Worsleys obligation to provide a line of credit to us will be released.

On March 28, 2008, we entered into a credit facility with Comerica providing for up to $6.2 million in borrowings, which facility was guaranteed by the Worsleys and the Worsley Trust. As a result of the Comerica Credit Agreement, the Worsley line of credit was terminated.

We have entered into a Registration Rights Agreement with the Worsley Trust pursuant to which we have agreed, at our expense, to prepare and file a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended covering the resale from time to time of all of the shares of our common stock issued to the Worsley Trust in connection with the Merger Transaction as well as all shares of common stock issuable upon exercise of the warrants issued to the Worsley Trust. We must prepare and file such registration statement upon the request of the Worsley Trust at any time from and after July 1, 2008, provided that we may delay any requested registration for up to 60 consecutive days in any calendar year (or 120 days in the aggregate in any calendar year) if and for so long as certain conditions exist.

Effective January 1, 2007, Catalytica entered into a one-year consulting agreement with Richard Abdoo, a member of our Board of Directors. The agreement provided that Mr. Abdoo will provide assistance to Catalytica and its management with respect to its subsidiary, SCR-Tech, LLC, including assisting on business strategy and customer matters. The consulting agreement provided compensation to Mr. Abdoo in the form of restricted stock units having a value on the date of grant of January 25, 2007 of $60,000, rounded down to the nearest whole share, with such units vesting monthly during 2007. Mr. Abdoo also was entitled to be reimbursed for reasonable travel and other out-of-pocket expenses incurred by him in rendering such services. The consulting agreement also contained customary invention assignment, confidentiality and other similar provisions. This agreement expired in connection with the sale of SCR-Tech in November 2007.

Reference is made to Item 10 of this annual report under the heading “EXECUTIVE OFFICER COMPENSATION — Employment Contracts and Termination of Employment and Change-in-Control Arrangements” for a description of employment relationships and transactions involving executive officers of the Company, and such description is incorporated herein by reference.

Independence of Members of our Board of Directors and Committees

Our Board of Directors has determined that four of its five current members — Richard A. Abdoo, William B. Ellis, Ricardo B. Levy, and Susan F. Tierney — are “independent,” as such term is defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market. No directors are members of Committees of our Board of Directors who are not independent under such Committee independence standards.

Item 13.	EXHIBITS

Exhibit
Number	Notes	Description

2.1	(1)	Contribution and Merger Agreement, dated as of May 8, 2007 among the Registrant, Catalytica Energy Systems, Inc., Snowflake Acquisition Corporation, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
2.2	(1)	Amendment No. 1 dated as of August 9, 2007 to Contribution and Merger Agreement, dated as of May 8, 2007 among the Registrant, Catalytica Energy Systems, Inc., Snowflake Acquisition Corporation, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
2.3	(2)	Amendment No. 2 dated as of September 20, 2007 to Contribution and Merger Agreement, dated as of May 8, 2007, as amended, among the Registrant, Catalytica Energy Systems, Inc., Snowflake Acquisition Corporation, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
3.1	(7)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Amended and Restated Bylaws of the Registrant.
4.1	(7)	Stock Specimen of the Registrant.
4.2	(4)	Registration Rights Agreement dated as of October 1, 2007 between the Registrant and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
4.3	(4)	Common Stock Purchased Warrant issued October 1, 2007 to the Robert M. Worsley and Christi M. Worsley Revocable Trust.

Exhibit
Number	Notes		Description

10.1	(5	)*	Employment Agreement dated as of May 8, 2007 between the Registrant and Robert M. Worsley.
10.2	(4	)*	Amended and Restated Employment Agreement by and between Catalytica Energy Systems, Inc. and Robert W. Zack, effective as of March 23, 2007.
10.3	(4	)*	Acknowledgement Letter Agreement by and between Catalytica Energy Systems, Inc. and Robert W. Zack, dated as of May 8, 2007, concerning that certain Amended and Restated Employment Agreement between the parties dated as of March 23, 2007.
10.4	(5)		Non-competition Agreement, dated as of May 8, 2007 between the Registrant and Robert W. Zack.
10.5	(5	)*	Employment Agreement dated as of May 8, 2007 between the Registrant and Scott Higginson.
10.6	(7	)*	Employment Agreement by and between Catalytica Energy Systems, Inc. and William J. McMahon, dated as of January 1, 2007.
10.7	(5)		Assumption Agreement dated as of October 1, 2007.
10.8	(5)		Overrun Guaranty dated as of October 1, 2007 between the Registrant and Robert M. and Christi M. Worsley.
10.9	(7	)*	2007 Equity Incentive Plan.
10.10	(7	)*	Form of Stock Option Agreement.
10.11	(7	)*	Form of Restricted Stock Unit Agreement.
10.12	(7	)*	Form of Restricted Stock Agreement.
10.13	(7	)*	Catalytica Energy Systems, Inc. 1995 Stock Plan as amended and restated as of August 31, 2005.
10.14	(7	)*	Consulting Agreement between Catalytica Energy Systems, Inc. and Richard Abdoo, effective as of January 1, 2007.
10.15	(7	)*	Form of Indemnification Agreement between the Registrant and executive officers and directors of Catalytica Energy Systems, Inc.
10.16	(7	)+	Second Amended and Restated Renewable Energy Purchase and Sale Agreement, by and between Snowflake White Mountain Power, LLC and Salt River Project Agricultural Improvement and Power District, dated as of August 18, 2006.
10.17	(7)		Consent and Agreement, dated September 1, 2006, by and among Salt River Project Agricultural Improvement and Power District, CoBank, ACB and Snowflake White Mountain Power, LLC
10.18	(7)		Personal Guaranty Agreement, dated August 21, 2006, made by Robert M. Worsley and Christi M. Worsley in favor of Salt River Project Agricultural Improvement and Power District
10.19	(7)		Master Power Purchase and Sale Agreement, by and between Snowflake White Mountain Power, LLC and Arizona Public Service Company, dated as of September 6, 2005.
10.20	(7	)+	Amended and Restated Transaction Confirmation, by and between Snowflake White Mountain Power, LLC and Arizona Public Service Company, dated as of August 16, 2006.
10.21	(7)		Standard Large Generator Interconnection Agreement, by and among Snowflake White Mountain Power, LLC, Arizona Public Service Company and Abitibi Consolidated Sales Corporation, dated as of November 1, 2006.
10.22	(7)		Service Agreement for Firm Point Point-To-Point Transmission Service, dated July 10, 2006, by and between Arizona Public Service Company and Snowflake White Mountain Power, LLC
10.23	(7)		Consent and Agreement, dated August 16, 2006, by and between Arizona Public Service Company and Snowflake White Mountain Power, LLC for the benefit of CoBank, ACB.
10.24	(7)		Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC, CoBank, ACB and the Financial Institutions party thereto, dated as of September 1, 2006.
10.25	(7)		First Amendment to Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of June 27, 2007.
10.26	(7)		Second Amendment to Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of August 30, 2007.

Exhibit
Number	Notes	Description

10.27	(7)	Third Amendment to Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of October 1, 2007
10.28	(7)	Construction Note, issued by Snowflake White Mountain Power, LLC, Renegy, LLC and Renegy Trucking, LLC in favor of CoBank, ACB, dated September 8, 2006.
10.29	(7)	Renegy Term Note, issued by Snowflake White Mountain Power, LLC, Renegy, LLC and Renegy Trucking, LLC in favor of CoBank, ACB, dated September 8, 2006.
10.30	(7)	Revolving Note, issued by Snowflake White Mountain Power, LLC, Renegy, LLC and Renegy Trucking, LLC in favor of CoBank, ACB, dated September 8, 2006.
10.31	(7)	Letter of Credit Note, issued by Snowflake White Mountain Power, LLC, Renegy, LLC and Renegy Trucking, LLC in favor of CoBank, ACB.
10.32	(7)	Security Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC, CoBank, ACB as Collateral Agent, dated as of September 1, 2006.
10.33	(7)	Pledge Agreement, by and among the Registrant, Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, dated as of October 1, 2007.
10.34	(7)	Bond Pledge Agreement, by and among Snowflake White Mountain Power, LLC and CoBank, ACB, dated as of September 1, 2006.
10.35	(7)	Sponsor Guaranty, by and among Robert Worsley, Christi Worsley and CoBank, ACB, dated as of September 1, 2006.
10.36	(7)	International Swaps and Derivatives Association, Inc. 2002 Master Agreement, by and between Snowflake White Mountain Power, LLC and CoBank, ACB, dated as of September 1, 2006.
10.37	(7)	Loan Agreement dated September 1, 2006 between Industrial Development Authority of the City of Show Low, AZ and Snowflake White Mountain Power, LLC.
10.38	(7)	Indenture of Trust dated September 1, 2006 between The Industrial Development Authority of the City of Show Low, Arizona and J.P. Morgan Trust Company, N.A.
10.39	(7)	Tax Exemption Certificate and Agreement, by and among Snowflake White Mountain Power, LLC, The Industrial Development Authority of the City of Show Low, Arizona and J.P. Morgan Trust Company, N.A., dated as of September 8, 2006.
10.40	(7)	Bond Purchase Agreement, by and among Snowflake White Mountain Power, LLC, The Industrial Development Authority of the City of Show Low, Arizona and Thornton Farish, Inc., dated as of September 7, 2006.
10.41	(7)	Remarketing Agreement, by and between Snowflake White Mountain Power, LLC and Thornton Farish, Inc., dated as of September 1, 2006.
10.42	(7)	Ground Lease Agreement, by and between Snowflake White Mountain Power, LLC and Abitibi-Consolidated Sales Corp., dated as of September 14, 2005.
10.43	(7)	Consent and Agreement, by and among Snowflake White Mountain Power, LLC, Abitibi-Consolidated Sales Corp. and CoBank, ACB, dated as of September 1, 2006.
10.44	(7)	Amendment No. 2 to Lease Agreement, by and between Snowflake White Mountain Power, LLC and Abitibi-Consolidated Sales Corp., dated as of August 2, 2007.
10.45	(7)	Amendment No. 3 to Lease Agreement, by and between Snowflake White Mountain Power, LLC and Abitibi-Consolidated Sales Corp., dated as of August 23, 2007.
10.46	(7)	Agreement, by and between Renegy, LLC and Long Beach Shavings Co., Inc., dated as of March 30, 2007.
10.47	(7)	Lease between Catalytica Energy Systems, Inc. and Warner Courtyards, LLC, effective August 29, 2006
10.48	(7)	Lease Extension Agreement between Catalytica Energy Systems, Inc. and Warner Courtyards, LLC, dated June 18, 2007.
10.49	(7)	Lease between Catalytica Energy Systems, Inc. and Warner Courtyards, LLC, effective October 15, 2007.
10.50	(7)	Asset Purchase Agreement dated June 30, 2006 between Catalytica Energy Systems, Inc., Kawasaki Heavy Industries, Ltd. and Kawasaki Gas Turbines-Americas.

Exhibit
Number	Notes	Description

10.51	(7)	License Agreement dated September 29, 2006 between Catalytica Energy Systems, Inc. and Kawasaki Heavy Industries, Ltd.
10.52	(7)	Asset Purchase Agreement dated October 25, 2006 between Catalytica Energy Systems, Inc. and Eaton Corporation.
10.53	(7)	Lease Agreement dated December 16, 2002 between Clariant Corporation and SCR-Tech, LLC, dated December 16, 2002, and First Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC, dated February 18, 2004.
10.54	(7)	Second Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC, effective as of December 29, 2006.
10.55	(6)	Stock Purchase Agreement by and between Catalytica Energy Systems, Inc., Acorn Factor, Inc., CoaLogix Inc., and with respect to Article 11 only, the Registrant, dated as of November 7, 2007.
10.56	(8)	Office Lease between Renegy Holdings, Inc. and Hayden Ferry Lakeside, LLC, dated January 17, 2008.
10.57	(9)	Lease between Renegy Susanville, LLC and Sierra Pacific Industries dated January 31, 2008.
10.58	(9)	Option Agreement between Renegy Susanville, LLC and Sierra Pacific Industries dated January 31, 2008.
10.59	(9)	Letter Agreement, dated February 12, 2008, by and between the Registrant and Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.60	(9)	Revolving Credit Agreement, dated February 12, 2008, by and among the Registrant, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.61	(9)	SCR-Tech Sale and Share Ownership Reconciliation Agreement, dated February 12, 2008, between the Company and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.62	(10)	Continuing Guarantee of the Registrant, dated March 17, 2008.
10.63	**	Credit Agreement dated as of March 28, 2008, between the Registrant and Comerica Bank.
10.64	**	Non-Revolving Line of Credit Promissory Note Payable by the Registrant to Comerica Bank dated as of March 28, 2008.
10.65	**	Cash Collateral Account Agreement dated as of March 28, 2008, between the Registrant and Comerica Bank.
10.66	**	Fourth Amendment to Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of March 28, 2008.
10.67	**	Extension Letter dated March 11, 2008 under Amended Restated Transaction Confirmation by and between Snowflake White Mountain Power, LLC and Arizona Public Service Company.
10.68	**	First Amendment to Second Amended and Restated Renewable Energy Purchase and Sale Agreement, by and between Snowflake White Mountain Power, LLC and Salt River Project Agricultural Improvement and Power District, dated as of March 27, 2008.
14.1	(7)	Code of Ethics.
21.1	**	Subsidiaries of the Registrant.
23.1	**	Consent of Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (see Signature page).
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+	Confidential treatment has been granted for portions of these agreements.

*	Represents management contracts or compensatory plans for executive officers and directors.

**	Filed herewith.

(1)	Incorporated by reference to Annex A to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(2)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 21, 2007.

(3)	Incorporated by reference to Annex D to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(4)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 1, 2007.

(5)	Incorporated by reference to exhibits to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on June 28, 2007.

(6)	Incorporated by reference to exhibits filed with our Form 8-K, filed on November 14, 2007.

(7)	Incorporated by reference to exhibits filed with our Form 10QSB, filed on November 14, 2007.

(8)	Incorporated by reference to exhibits filed with our Form 8-K, filed on January 23, 2008.

(9)	Incorporated by reference to exhibits filed with our Form 8-K, filed on February 13, 2008.

(10)	Incorporated by reference to exhibits filed with our Form 8-K, filed on March 20, 2008.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees incurred by the Company for the services of Ernst & Young LLP in 2007 and 2006.

		Audit-
	Audit	Related		All Other
Year	Fees(1)	Fees(2)	Tax Fees	Fees

2007	$1,078,797	$151,000	$—	$—
2006	$279,087	$—	$—	$—

(1)	Includes fees and expenses related to the fiscal year audit, interim reviews and audit services provided in connection with statutory and regulatory filings, irrespective of when the fees and expenses were billed or paid or when the services were rendered. 2007 fees include (i) three quarterly reviews for Catalytica and the 2007 annual audit for the Company and (ii) three quarterly reviews for 2006 and 2007 and annual audits for 2005 and 2006 for the Snowflake entities performed in connection with the Merger Transaction. This category also includes fees associated with advice on accounting and audit matters that arose during, or as a result of, the audit or review services, and services provided in connection with our SEC registration statements. 2006 fees include three quarterly reviews and an annual audit for Catalytica for 2006.

(2)	Audit Related Fees includes fees for professional services, including accounting consultations and other attestation services not required by statute.

The Audit Committee has considered and determined that the fees paid to Ernst & Young LLP for non-audit-related services is compatible with maintaining Ernst &Young’s independence. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor and all fees of Ernst & Young LLP for 2007 and 2006 were approved in advance by the Audit Committee. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Renegy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Renegy Holdings, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three month period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renegy Holdings, Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for the three month period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Phoenix, Arizona
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Renegy Holdings, Inc.

We have audited the accompanying combined statements of operations, members’ equity and cash flows of Snowflake White Mountain Power, LLC; Renegy, LLC; and Renegy Trucking, LLC (collectively, the “Company”) for the nine month period ended September 30, 2007 and for the year ended December 31, 2006. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Snowflake White Mountain Power, LLC; Renegy, LLC; and Renegy Trucking, LLC for the nine month period ended September 30, 2007 and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Phoenix, Arizona
March 31, 2008

RENEGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
	(In thousands, except per share amounts)
Revenues	$91	$997	$1,895

Costs and expenses:
Cost of wood product operations	867	3,311	3,982
Loss on sale or disposal of assets	—	87	241
General, administrative and development	3,948	814	695

Total costs and expenses	4,815	4,212	4,918

Operating loss	(4,724)	(3,215)	(3,023)

Other income (expense):
Interest income	279	670	264
Other income	—	—	235
Interest expense	(122)	(662)	(389)
Other expense	(137)	(110)	(46)
Debt commitment fees	(293)	(890)	(316)
Change in fair value of derivative instruments	(1,665)	588	(3,525)

Loss from continuing operations	(6,662)	(3,619)	(6,800)

Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	(4,664)	—	—
Loss from discontinued operations, net of taxes	(235)	—	—

Total loss from discontinued operations	(4,899)	—	—

Net loss	$(11,561)	$(3,619)	$(6,800)

Loss per common share:
Loss from continuing operations
Basic and diluted	$(1.06)	$(0.96)	$(1.80)

Loss from discontinued operations
Basic and diluted	$(0.78)	$—	$—

Net loss
Basic and diluted	$(1.84)	$(0.96)	$(1.80)

Weighted average shares
Basic and diluted	6,281	3,774	3,774

See accompanying notes.

RENEGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2007
(In thousands, except
per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$9,769
Restricted cash	2,411
Short-term investments	5,991
Receivables	864
Inventories	5,128
Prepaid expenses and other assets	362

Total current assets	24,525
Property and equipment:
Leasehold improvements	265
Machinery and equipment	5,387
Construction in progress, biomass facility	54,626
Construction in progress, other	2,281
Less accumulated depreciation and amortization	(1,760)

Total property and equipment	60,799
Deferred financing costs, net	2,732
Other assets	111

Total assets	$88,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,967
Accrued payroll and benefits	789
Accrued liabilities and other	2,103
Current portion of long-term debt	776
Current portion of fair value of derivative instruments	389

Total current liabilities	7,024
Fair value of derivative instruments, net of current portion	4,213
Long-term debt, net of current portion	50,942

Total liabilities	62,179
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized — 1,500 shares, none issued	—
Common stock, $0.001 par value; authorized — 43,000 shares; issued and outstanding — 6,429 at December 31, 2007	6
Additional paid-in capital	49,606
Accumulated deficit	(23,627)
Accumulated other comprehensive income	3

Total stockholders’ equity	25,988

Total liabilities and stockholders’ equity	$88,167

See accompanying notes.

RENEGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from January 1, 2006 through December 31, 2007

							Deficit
							Accumulated	Accumulated
						Additional	During the	Other
	Member	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stockholders’
	Contributions	Shares	Amount	Shares	Amount	Capital	Stage	Income	Equity
	(In thousands)

Predecessor:
Balance at January 1, 2006	$7,932	—	$—	—	$—	$—	$(1,647)	$—	$6,285
Net assets contributed, including cash	11,060	—	—	—	—	—	—	—	11,060
Conversion of debt to members’ equity	1,637	—	—	—	—	—	—	—	1,637
Net loss	—	—	—	—	—	—	(6,800)	—	(6,800)

Balance at December 31, 2006	$20,629	—	$—	—	$—	$—	$(8,447)	$—	$12,182
Net assets contributed, including cash	2,918	—	—	—	—	—	—	—	2,918
Net loss	—	—	—	—	—	—	(3,619)	—	(3,619)

Balance at September 30, 2007	$23,547	—	$—	—	$—	$—	$(12,066)	$—	$11,481

Successor:
Balance at October 1, 2007	$—	—	$—	—	$—	$—	$—	$—	$—
Shares issued to consummate merger transaction	—	—	—	6,422	6	47,875	(12,066)	—	35,815
Warrants issued in connection with merger	—	—	—	—	—	1,641	—	—	1,641
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	3	3
Stock compensation expense	—	—	—	7	—	90	—	—	90
Net loss	—	—	—	—	—	—	(11,561)	—	(11,561)

Balance at December 31, 2007	$—	—	$—	6,429	$6	$49,606	$(23,627)	$3	$25,988

See accompanying notes.

RENEGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
	(In thousands)
Cash flows from continuing operating activities:
Net loss	$(11,561)	$(3,619)	$(6,800)
Discontinued operations, net of tax	(4,899)	—	—

Net loss from continuing operations	(6,662)	(3,619)	(6,800)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment	200	611	748
Other than temporary impairment of available-for-sale securities	100	—	—
Accretion of investments discount	(9)	—	—
Amortization of deferred financing costs	36	113	45
Change in fair value of derivative instruments	1,665	(588)	3,525
Inventory and equipment losses related to fire	—	486	—
Stock based compensation	90	—	—
Warrants issued in connection with merger	1,641	—	—
Loss on sale of security investments	1	—	—
Loss (gain) on sale or disposal of assets	1	(8)	241
Changes in operating assets and liabilities:
Receivables	(1,025)	36	(34)
Inventory	1,930	(2,223)	(3,183)
Prepaid expenses and other assets	(137)	(1,109)	(212)
Accounts payable	(465)	212	(233)
Accrued payroll and benefits	312	82	(25)
Accrued liabilities and other	(1,002)	693	293

Net cash used in continuing operating activities	(3,324)	(5,314)	(5,635)

Cash flows from continuing investing activities:
Acquisition of business, net of cash acquired	(227)	—	—
Maturities of investments	6,620	—	—
Purchases of restricted cash investments	—	—	(79,536)
Proceeds from sale of restricted cash investments	—	—	51,651
Net change in restricted cash investments	6,500	18,974	—
Sale of property and equipment	—	18	336
Additions to property and equipment	(12,419)	(22,293)	(16,616)

Net cash provided by (used in) continuing investing activities	474	(3,301)	(44,165)

RENEGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
	(In thousands)
Cash flows from continuing financing activities:
Unrestricted proceeds — Solid Waste Disposal Revenue Bonds	—	—	39,250
Proceeds from issuance of notes payable	5,364	5,752	2,588
Repayments of notes and leases payable	(2,724)	(82)	(147)
Payments of deferred financing costs	—	—	(2,927)
Contributions from members	—	2,917	11,060

Net cash provided by continuing financing activities	2,640	8,587	49,824

Net increase (decrease) in cash flows from continuing operations	(210)	(28)	24
Net increase in cash flows from discontinued operations	9,976	—	—
Cash and cash equivalents at beginning of period	3	31	7

Cash and cash equivalents at end of period	$9,769	$3	$31

Cash flows from discontinued operations:
Net cash used in operating activities	$(195)	$—	$—
Net cash provided by investing activities	10,171	—	—
Net cash provided by financing activities	—	—	—

Net increase in cash flows from discontinued operations	$9,976	$—	$—

Supplemental cash flows information
Cash paid for interest, net of amounts capitalized	$652	$963	$282

Income taxes paid	$—	$—	$—

Supplemental disclosures of noncash investing and financing activities
Additions of property, plant and equipment financed with payables	$3,041	$2,898	$2,196

Additions of property, plant and equipment financed with capital leases	$381	$1,168	$—

Reclassification of debt to equity	$—	$—	$1,637

See accompanying notes.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1.  Description of Business

Formation and Operations of the Company.  Renegy Holdings, Inc. (“Renegy,” the “Company,” “we,” “our,” or “us”) was incorporated on May 1, 2007 as a wholly-owned subsidiary of Catalytica Energy Systems, Inc., a Delaware corporation (“Catalytica”), for purposes of completing the transaction contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”) dated as of May 8, 2007, as amended, by and among (i) the Company, (ii) Catalytica, (iii) Snowflake Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”’), (iv) Renegy, LLC, an Arizona limited liability company (“Renegy LLC”), (v) Renegy Trucking, LLC, an Arizona limited liability company (“Renegy Trucking”), (vi) Snowflake White Mountain Power, LLC, an Arizona limited liability company (“Snowflake” and, together with Renegy LLC and Renegy Trucking, the “Snowflake entities”), (vii) Robert M. Worsley (“R. Worsley” or “Mr. Worsley”), (viii) Christi M. Worsley (“C. Worsley” and together with R. Worsley, the “Worsleys”) and (ix) the Robert M. Worsley and Christi M. Worsley Revocable Trust (the “Worsley Trust” and, together with R. Worsley and C. Worsley, “Worsley”).

From inception (May 1, 2007) through September 30, 2007, Renegy had nominal assets and no material operating activities other than being a party of the Contribution and Merger Agreement and de minimis financing activity relating to fees for the registration of shares of its stock issuable under the Contribution and Merger Agreement.

At a special stockholders meeting held on September 27, 2007, Catalytica stockholders holding a majority of the Catalytica common stock outstanding approved adoption of the Contribution and Merger Agreement, and following the completion of the quarter, on October 1, 2007, the parties to the Contribution and Merger Agreement completed the transaction pursuant to the terms of the Contribution and Merger Agreement. In the transaction, Catalytica and the Snowflake entities combined their businesses through the merger of Merger Sub with and into Catalytica, with Catalytica surviving the merger, and the concurrent contribution to Renegy by the Worsley Trust, the beneficial owners of the Snowflake entities, of all of the outstanding equity interests of the Snowflake entities (the “Merger Transaction”). As a result of the Merger Transaction, Catalytica and the Snowflake entities became wholly-owned subsidiaries of Renegy. In connection with the consummation of the Merger Transaction, Catalytica terminated its registration under the Securities Exchange Act of 1934 with its filing of Form 15 on October 2, 2007.

Pursuant to the terms of the Contribution and Merger Agreement, each outstanding share of common stock of Catalytica was converted into the right to receive one-seventh (1/7th) of a share of Renegy common stock. Additionally, each outstanding option to purchase Catalytica common stock was assumed by Renegy and now represents an option to acquire shares of Renegy common stock, subject to the conversion ratio, on the terms and conditions set forth in the Contribution and Merger Agreement. Each outstanding Catalytica restricted stock unit award was accelerated immediately prior to the consummation of the Transaction and was treated in the same manner as other shares of Catalytica common stock which were outstanding immediately prior to consummation of the Merger Transaction.

Further, pursuant to the terms of the Contribution and Merger Agreement, the Worsley Trust, a trust controlled by R. Worsley and C. Worsley, received 3,774,048 shares of Renegy’s common stock and warrants to purchase up to 2,473,023 shares of Renegy’s common stock in connection with the Merger Transaction. The warrants have an exercise price of $16.38 per share, provide for vesting in three tranches conditioned upon the Company’s achievement of certain renewable energy-related milestones, and expire at specified times no later than six years following the closing of the Merger Transaction. Upon the closing of the Merger Transaction, Catalytica stockholders held approximately 41.3% of Renegy’s outstanding stock and the Worsley Trust held approximately 58.7%, which would increase to approximately 70% if the warrants issued to the Worsley Trust are exercised in full.

In accordance with SFAS No. 141, “Business Combinations,” the Snowflake entities were considered to have acquired Catalytica. Accordingly, the purchase price was allocated among the fair values of the assets acquired and

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities assumed of Catalytica, which is described more fully in Note 3; and the historical results of the Snowflake entities became the basis of comparative historical information of the combined company. Although the Company continued as the surviving legal entity after the Merger Transaction, the accompanying information presents the results of Snowflake preceding the Merger Transaction (“Predecessor”) and the periods since the Company’s inception (“Successor”). The Company had no substantive activity from May 1, 2007 to September 30, 2007. All references to the three months ended December 31, 2007 refer to results of the Company. All references to the nine months ended September 30, 2007 and year ended December 31, 2006, refer to the predecessor’s results.

On November 7, 2007, the Company consummated the sale of its SCR-Tech subsidiary, a provider of emissions compliance services for coal-fired power plants, to CoaLogix Inc., a wholly-owned subsidiary of Acorn Energy, Inc. In accordance with the terms of the Contribution and Merger Agreement, net proceeds received in excess of a threshold amount as defined in the agreement were to be reflected in a reduction of the number of shares of Renegy common stock issued to the Worsley Trust. Net proceeds from the sale of SCR-Tech were approximately $1.8 million in excess of the threshold. Accordingly, the number of shares issued to the Worsley Trust was reduced by approximately 1.5% (220,891 shares), thereby reducing the percentage of Renegy common stock held by the Worsley Trust to 57.2%, as compared to 58.7% at the effective time of the Merger Transaction.

The Snowflake entities were formed as Arizona limited liability companies in September 2004. Each of the Snowflake entities were organized to run in perpetuity or until terminated by the Board of Managers and only one class of membership existed for each of the entities.

Description of Business.  Renegy is a renewable energy company focused on acquiring, developing and operating a growing portfolio of biomass to electricity power generation facilities to address an increasing demand for economical power relying on alternative energy sources. The Company seeks to rapidly grow its portfolio of renewable energy assets within a five-year period through the acquisition of existing biomass to electricity facilities (both operating and idle), in addition to the development, construction and operation of new facilities. Other business activities include an established fuel aggregation business, which collects and transports forest thinning and woody waste biomass fuel to our power plants, and which sell logs, lumber, shaved wood products and other high value wood by-products to help reduce the cost of fuel for our primary business operations.

The Company’s first project is a 24 megawatt (“MW”) biomass plant which is currently under construction near Snowflake, Arizona (the “Snowflake plant”). This biomass to electricity facility, which is scheduled to begin operating in the second quarter of 2008, has 15- and 20-year power purchase agreements (“PPAs”) in place with Arizona Public Service Co. (“APS”) and Salt River Project (“SRP”), respectively, Arizona’s two largest electric utility companies. The PPAs provide that all of the power generated over the respective term is pre-sold for the length of each respective PPA.

In November 2007, the Company acquired an idle biomass plant in Susanville, California. The Company currently estimates this 13 MW plant could be fully operational by the end of 2008, subject to the prospects and timing associated with securing financing necessary to refurbish the plant, obtaining any required construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a PPA for the power output of the plant, and other activities necessary to restart and operate the plant.

The Company seeks to become a leading biomass to electricity independent power producer (“IPP”) in North America utilizing wood waste as a primary fuel source. Renegy plans to continue seeking strategic growth opportunities; including the acquisitions of additional biomass to electricity power generating facilities and related businesses, and the construction of new biomass power plants. The Company also plans to continually explore opportunities to expand our fuel aggregation business to support future biomass power facilities. Renegy has already identified and begun to explore multiple additional biomass to electricity project opportunities totaling more than one gigawatt of power output as well as strategic business acquisition opportunities that complement its current business activities, build upon its core competencies, and strengthen its market position.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations and Financing.  The Company and its Predecessor have incurred significant losses and negative cash flows since inception. The Company has financed its operations and the construction of the Snowflake plant primarily through the issuance of bonds, borrowings under construction and term loans with a bank, cash and short-term investments obtained in the acquisition of Catalytica, proceeds from the sale of SCR-Tech, and cash infusions from its majority shareholder.

Subsequent to year end the Company secured an additional $6.2 million line of credit, and obtained a cash infusion of $5 million from Worsley to cover certain cost overruns at the Snowflake plant. The Company believes that these funds, along its cash, restricted cash, and short-term investment balances at December 31, 2007, will be sufficient to satisfy the Company’s liquidity requirements through 2008. If not, the Company will be required to seek additional financing from others or pursue other financing alternatives. No assurance can be given that, if required, additional financing will be available on acceptable terms or at all.

The Company currently expects the Snowflake plant to reach full commercial operations by June 30, 2008, as required by the Company’s financing arrangements. If certain milestones, including the commencement of operations of the Snowflake plant, are not reached by June 30, 2008, the entire principal amount of the Company’s outstanding borrowings with CoBank will not convert into term loans and instead will become due and payable, which would have a material adverse effect on the Company’s financial position. In such event, the Company would be required to seek an extension on the terms of such debt, seek to refinance such debt or seek alternative debt or equity financing. In addition, the Company must complete construction of the Snowflake plant, achieve commercial operation and successfully deliver power to APS by September 1, 2008 and SRP by October 1, 2008, in accordance with the terms of the PPA’s with these parties, or the parties may terminate the respective PPA and seek damages. A default under the PPAs would also result in a default under our financing arrangements.

Once the plant reaches commercial operations, the Company is expected to generate revenues and positive cash flow. In addition, the Company’s existing fuel aggregation and wood products business is expected to generate positive cash flow beginning in the second quarter of 2008. However, these cash flows will not fully offset our corporate overhead and debt payment requirements. Failure to achieve timely commercial operation of the Snowflake plant or the inability to maintain such operation, or the inability of the fuel aggregation and wood products business to timely achieve positive cash flows, would likely have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows. There is no assurance the Company will be successful in achieving timely commercial operation of the Snowflake plant or achieve positive cash flow from operations.

If the Company is not successful in achieving timely commercial operation of the Snowflake plant or positive cash flow from operations, or if the Company is out of compliance with its loan agreements, including but not limited to, a determination that there is a material adverse change under our financing arrangements, management might not be able to continue its business as currently anticipated and would likely be required to take significant actions which may include, but are not limited to, restructuring of the Company’s indebtedness; drastically reducing corporate overhead; or selling the Snowflake plant, Susanville plant, wood products business, or the Company in its entirety.

Note 2.	Significant Accounting Policies

Development Stage.  Since inception, the Company and Predecessor were considered development stage companies, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” During the three months ended December 31, 2007, the Company completed the establishment of its fuel aggregation and wood products business, which harvests, collects and transports forest thinning and woody waste biomass fuel to our power plants to help reduce the cost of fuel for our primary business operations; and which sells logs, lumber, shaved wood products and other high value wood by-products. As such, the Company has exited the development stage. The Company expects to continue making significant investments toward the construction of its Snowflake biomass power plant.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation.

Predecessor

The combined financial statements include the accounts of the Snowflake entities. All material inter-company accounts and transactions have been eliminated in combination. All inter-company transactions were conducted at arm’s length in the opinion of the managements of the Snowflake entities except as disclosed in Note 8. The combined financial statements are presented as a pooling of interests in accordance with AICPA Practice Bulletin 14, “Accounting and Reporting by Limited Liability Companies and Limited Liability Partnerships.”

Successor

The consolidated financial statements include the accounts of Renegy and its wholly owned subsidiaries in the United States. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.  Certain reclassifications have been made to the 2006 combined financial statements of the Predecessor to conform to the 2007 presentation.

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, restricted cash, short-term investments, and receivables. The Company maintains its cash balances in the form of cash deposits in bank checking accounts and money market funds. Restricted cash is invested primarily in money market funds. Renegy uses a highly reputable investment firm to invest its excess cash, principally in auction-rate securities and U.S. Government agency notes from a diversified portfolio of investments with strong credit ratings. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. The Company performs ongoing credit evaluations of its customers and continually monitors customer balances to minimize the risk of loss. The Company believes the fair value of its financial instruments is reflected in their carrying value.

Four customers accounted for approximately 97% of the Company’s revenues for the three months ended December 31, 2007. Six customers accounted for approximately 82% of the Predecessor’s revenues for the nine months ended September 30, 2007 and six customers accounted for approximately 88% of the Predecessor’s fiscal 2006 revenues. Two customers accounted for 94% of the Company’s trade accounts receivable at December 31, 2007. The Company expects to receive the majority of its revenues for the foreseeable future from the sale of electrical power from its Snowflake plant in connection with PPAs secured with SRP and APS. Revenues generated from these agreements are expected to begin in the second quarter of 2008 when the Snowflake plant is scheduled to commence commercial operations.

Fair Value of Financial Instruments.  At December 31, 2007, the Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and notes and leases payable. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of notes and leases payable approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

Derivative Financial Instruments.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its amendments in SFAS Nos. 137, 139, and 149, the Company is required to measure all derivative instruments at fair value and to recognize all derivative instruments in its statement of financial position as either assets or liabilities depending on the rights or obligations under the contracts. The

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. The effective portion of a gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument is reported as a component of other comprehensive income. Ineffective portions of cash flow hedges and changes in fair value resulting in a gain or loss on a derivative instrument not designated as a hedging instrument are recognized currently in earnings.

As of December 31, 2007, the Company has two interest rate swaps to assist in management of the cost of debt, which are described more fully in Note 13. These interest rate swaps do not qualify for accounting treatment as cash flow hedges in accordance with SFAS No. 133; therefore, any changes in their fair values are recognized in current earnings.

Cash Equivalents and Restricted Cash.  The Company considers all unrestricted cash accounts and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalent investments consist of money market accounts. Restricted cash consists of funds borrowed pursuant to Solid Waste Disposal Revenue Bonds, restricted for the construction of the Snowflake plant and procurement of related fuel and timber. Funds are released for use by the Company based on approved payment requests and lien releases from contractors with signed contracts to work on the project. The Company had $2.4 million of cash at December 31, 2007 that is restricted to use for the construction of its biomass generating power plant. Such amounts are expected to be utilized during fiscal 2008.

Short-Term Investments.  Renegy accounts for short-term investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as available for sale and carried at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Renegy’s short-term investments carry maturities of twelve months or less and consist principally of U.S. corporate bonds and auction rate securities. Auction rate securities consist of securities with intermediate to perpetual maturities which are structured with short-term holding periods, generally between 7 and 49 days, determined at the time of original issuance. Investments in these securities typically can be sold at the end of each holding period and are thus classified as short-term. The Company maintains its investment portfolio with a minimum rating of at least a grade A by Standard and Poor’s or grade A by Moody’s.

The following is a summary of investments at December 31, 2007 (in thousands):

		Accumulated
		Other
		Comprehensive
		Income		Estimated
Available-for-Sale Investments:	Cost	Gains	Losses	Fair Value

Auction rate securites	$3,703	$—	$—	$3,703
U.S. government agency notes	293	—	—	293
U.S. corporate bonds	1,992	3	—	1,995

	$5,988	$3	$—	$5,991

During the fourth quarter of 2007, the Company attempted to liquidate certain of its position in auction rate securities that had failed at auction. In January 2008, the Company sold these investments at an approximately $100,000 discount as compared to their carrying value. The Company deemed this loss to be other than temporary at December 31, 2007 and recorded $100,000 other expense and a corresponding reduction in carrying value in the accompanying financial statements for the three months ended December 31, 2007.

Receivables.  Receivables consist of trade receivables, interest receivable from investments in debt securities and other receivables. Trade receivables are recorded at the gross sales price of products sold to customers on trade credit terms. Other receivables consist primarily of $714,000 related to the working capital adjustment associated with the sale of the Company’s SCR-Tech subsidiary (see Note 5). This receivable was collected in January 2008.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of receivables at December 31, 2007 (in thousands):

Trade receivables	$43
Interest receivable	59
Other receivables	762

Receivables	$864

Allowance for Doubtful Accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its funding parties or customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. If the financial condition of the Company’s funding parties or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The following table summarizes the activity for the allowance for doubtful amounts on trade receivables (in thousands):

	Beginning	Net Provision/	Ending
	Balance	(Recoveries)	Balance

Predecessor
Year Ended December 31, 2006	$—	14	$14
Nine Months Ended September 30, 2007	$14	(14)	$—
Successor
Three Months Ended December 31, 2007	$—	—	$—

Inventories.  The Company accounts for inventories in accordance with SFAS No. 151, “Inventory Costs.” Inventories principally consist of organic materials including wood chips, forest slash, woody waste, logs, lumber, mulch and supplies. The majority of inventories will be processed as necessary and burned in the power generation process at the Company’s Snowflake plant. Certain lumber and mulch inventory is held for sale to retailers. Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Abnormal amounts of expense resulting from inefficiencies incurred in inventory procurement, aggregation, and processing are recognized as current period charges in cost of wood products operations and were approximately $0.9 million, $1.7 million, and $3.2 million during the three months ended December 31, 2007, the nine months ended September 30, 2007, and the year ended December 31, 2006, respectively.

During April and June 2007, the wood chip piles located adjacent to the Snowflake plant site caught fire. After considering insurance recoveries, the Predecessor recorded a loss in the nine months ended September 30, 2007 of approximately $486,000.

The following is a summary of inventories at December 31, 2007 (in thousands):

Biomass	$4,153
Logs	964
Other	11

$5,128

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment.  Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the underlying assets as indicated below:

Computer equipment & software	3 years
Furniture & fixtures	5 years
Machinery & equipment	5 - 10 years
Leasehold improvements	15 - 20 years
Biomass generating facility	25 years

The Company records equipment under capital leases at the present value of the minimum lease payments and amortizes that cost over the lesser of the estimated useful life of the equipment or the term of the lease. Amortization of capitalized leased assets is included in depreciation expense. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Total depreciation expense from continuing operations for the three months ended December 31, 2007 was $200,000. Total depreciation expense of the Predecessor recorded during the nine months ended September 30, 2007 and the year ended December 31, 2006 was $611,000 and $748,000, respectively.

Depreciation of the Snowflake plant will commence when the facility begins operations, which is expected to occur during fiscal 2008.

Capitalized Interest.  The Company capitalizes interest expense in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants.” The Company capitalizes interest expense associated with the construction of the Snowflake plant, net of the associated interest income associated with tax-exempt borrowings under the Solid Waste Disposal Revenue Bonds. Interest income of the Successor associated with tax-exempt borrowings approximated $84,000 for the three months ended December 31, 2007. Interest income of the Predecessor associated with tax-exempt borrowings approximated $631,000 and $215,000 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. Interest rates on loans entered into in association with the financing of the construction of the Snowflake plant are used as the basis for the weighted average interest rate for capitalization of interest expense. The Company’s approximately $39.3 million Solid Waste Disposal Revenue Bonds, approximately $9.3 million construction loan, and approximately $1.5 million term loan carry interest rates of 4.5%, 5.2%, and 7.2%, respectively. Each of these loans is described more fully in Notes 11, 12, and 13. The resulting weighted average interest rate used in calculating capitalized interest was approximately 4.7% during the three months ended December 31, 2007, the nine months ended September 30, 2007, and the year ended December 31, 2006. The following table summarizes project interest costs incurred and capitalized (in thousands):

	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)

Project interest costs incurred	$685	$1,558	$793

Project interest capitalized	$601	$927	$404

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If such a review indicates the carrying value of assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During the

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended December 31, 2007, the nine months ended September 30, 2007, and the year ended December 31, 2006, no events or changes in circumstances occurred which required impairment testing.

Goodwill and Other Intangible Assets.  The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchase prices of acquired businesses that are accounted for as purchases are allocated to the assets and liabilities acquired, including intangibles, based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase price over the fair value of the net assets acquired is allocated to goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and tested for recoverability when events or changes in circumstances indicate their carrying amount may not be recoverable.

Goodwill represents the excess of costs over fair value of acquired net assets, including other intangible assets. Other intangible assets that have finite useful lives, including patents, trademarks, trade secrets and other purchased technology, were recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. The Company amortizes these intangible assets on a straight-line basis over their useful lives, estimated at ten years.

On October 1, 2007, the date of consummation of the Merger Transaction, all of the Company’s goodwill and other intangible assets were attributed to its SCR-Tech subsidiary (see Note 3 for a summary of the purchase accounting related to the merger). On November 7, 2007, the Company completed the sale of its SCR-Tech subsidiary and eliminated the carrying values of goodwill and other intangible assets in its computation of the Successor’s loss on disposal of discontinued operations (see Note 5).

The changes in the carrying amounts and accumulated amortization of goodwill and other intangible assets for the three months ended December 31, 2007 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Goodwill
Balance at October 1, 2007	$—	$—	$—
Goodwill resulting from merger transaction	11,571	—	11,571
Sale of SCR-Tech	(11,571)	—	(11,571)

Balance at December 31, 2007	$—	$—	$—

Other Intangible Assets
Balance at October 1, 2007	$—	$—	$—
Intangible assets resulting from merger transaction	1,109	—	1,109
Amortization expense	—	(15)	(15)
Sale of SCR-Tech	(1,109)	15	(1,094)

Balance at December 31, 2007	$—	$—	$—

Deferred Financing Costs.  During 2006, the Predecessor incurred debt issuance costs of approximately $2.9 million related to its project debt financing which is being amortized over the life of the related debt using the effective interest method. Amortization expense was approximately $36,000, $113,000, and $45,000 for the three months ended December 31, 2007, the nine months ended September 30, 2007, and the year ended December 31, 2006, respectively.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition.  The Company currently derives revenues principally from the sale of wood-related products to lumber companies, from forest thinning services and from sales of wood shavings.

Revenues from the sale of wood-related products, which includes logs, lumber, mulch and/or waste product, and revenues from the sale of wood shavings are recognized when the material is delivered and title transfers to the buyer.

Revenues from forest thinning services are recognized in accordance with related contract terms. For contracts that provide for payment based on the amount of acreage cleared, revenue is recognized when the U.S. Forest Service has inspected the site and approved billing. For contracts that provide for payment of a contractual amount per ton of biomass material removed, revenue is recognized as the material is removed and weighed.

The Company anticipates future revenues to be derived principally from the delivery of electric power pursuant to PPAs. As of December 31, 2007, the Company has not recognized revenues or produced or sold electricity under these agreements.

Stock Based Compensation.  The Company accounts for stock based compensation awards under the fair value recognition provisions of SFAS No. 123(R) (“FAS 123R”), “Share-Based Payment.” FAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The fair value of each RSU award is based on the closing share price for the Company’s common stock as quoted on the NASDAQ Capital Market on the date of grant. See Note 6 for additional information related to stock based incentive plans and stock based compensation.

In connection with the Merger Transaction, the Company established a stock based incentive plan, titled the 2007 Equity Incentive Plan (the “2007 Plan”), subject to stockholder approval, which provides for the granting of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and performance units/shares to employees, non-employee directors, and consultants in exchange for services received. The 2007 Plan will be submitted by the Company’s board of directors to Renegy stockholders for approval within one year of its October 1, 2007 adoption. As a majority of the Company’s outstanding shares are controlled by management and members of the board, any option grants issued prior to this approval are deemed granted for purposes of determining stock compensation expense in accordance with FAS 123R. During the fourth quarter of fiscal 2007, only stock options had been granted under the 2007 Plan; no restricted stock, RSUs, SARs or performance units/shares have been granted under the 2007 Plan.

Income Taxes.  The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As a result the Company has recorded a full valuation allowance against its deferred tax assets and expects to continue to record a full valuation allowance on future tax benefits until reaching sustained profitability.

Prior to consummation of the Merger Transaction, the Predecessor had elected to be taxed as single member limited liability corporations under the Internal Revenue Code, and as such, was considered a disregarded entity. Under those provisions, the Predecessor did not pay federal or state income taxes on its taxable income. Instead, the income of the Predecessor was passed through to its member for taxation. As a result, the financial statements for the nine months ended September 30, 2007 and for the year ended December 31, 2006 do not reflect any income tax effects of activities for those periods.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. Renegy adopted the provisions of FIN 48 effective May 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the year ended December 31, 2007.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, Renegy did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the year ended December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Catalytica’s U.S. federal income tax returns for years 2004 through 2007 remain open to examination by the Internal Revenue Service. Catalytica’s state tax returns for years 2003 through 2007 remain open to examination by the state taxing authorities.

Impact of Recently Issued Accounting Standards.  In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any; the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 is effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact, if any; the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is currently assessing the impact, if any, that the adoption of SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB 51,” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact, if any; the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity’s derivative and hedging activities. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact, if any; the adoption of SFAS 161 will have on its consolidated financial statements.

Note 3.	Merger Transaction

The Merger Transaction, which is fully described in Note 1, was considered a reverse acquisition, under which the Snowflake entities were considered to acquire Catalytica. Accordingly, the purchase price was allocated among the fair values of the assets acquired and liabilities assumed of Catalytica, while the historical results of the Snowflake entities are reflected as the Predecessor in the accompanying financial statements. The value of Renegy’s common stock used in determining purchase prices was based on the average of the closing prices of Catalytica’s common stock of $9.45 and $8.96 per share (adjusted for the merger exchange ratio) on September 27, 2007 and September 28, 2007, respectively, or an average share price of $9.21. The fair value of Catalytica’s stock options assumed by Renegy was determined using the Black-Scholes option pricing model with the following assumptions: stock price of $9.21; volatility of 53.6%; dividend rate of 0.0%; risk-free interest rate of 4.14%; and expected term of 2.05 years. The initial purchase price was as follows (in thousands):

Renegy shares (approximately 2.6 million shares at $9.21)	$24,192
Incremental shares assumed to be issued upon exercise of RSUs (approximately 27,000 shares at $9.21)	247
Estimated fair value of Renegy stock options issued in exchange for Catalytica stock options	622
Estimated transaction costs	1,266

Total initial purchase price	$26,327

The initial purchase price was allocated as follows (in thousands):

Catalytica historical carrying value of net tangible assets	$18,036
Catalytica historical carrying value of identifiable intangible assets	1,109
Elimination of Catalytica’s pre-merger goodwill	(4,257)
Elimination of Catalytica’s deferred revenue for which no legal performance obligation exists	96
Liability assumed for change of control payment	(228)
Estimated goodwill resulting from purchase allocation	11,571

Total preliminary allocation of estimated purchase price	$26,327

Goodwill arising from the Merger Transaction was attributed to Renegy’s SCR-Tech subsidiary, as it represented Catalytica’s only operating subsidiary. As described in Note 5, on November 7, 2007, the SCR-Tech subsidiary was sold and all goodwill arising from the Merger Transaction was written off.

The Company also issued approximately 3.8 million shares to Worsley in exchange for his member interests in the Snowflake entities, the value of which was transferred at its historical carrying amount at the date of the merger.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma results of operations for the years ended December 31, 2007 and 2006, as if the Merger Transaction had occurred at the beginning of each of those years, are as follows:

	Year Ended December 31,
	2007	2006
	(Unaudited)

Revenue	$1,088	$1,895
Net loss from continuing operations	$(17,030)	$(11,389)
Net loss per share from continuing operations	$(2.66)	$(1.77)

Note 4.	Certain Merger Related Transactions

In connection with an amended and restated employment agreement between Catalytica and Robert Zack, dated as of March 23, 2007, and filed with the SEC on March 23, 2007 as exhibit 10.75 to Catalytica’s Form 10-KSB, Catalytica recorded a $225,000 Change of Control Retention Payment. In accordance with paragraph 6(a) of the employment agreement, Mr. Zack is entitled to such payment on the date of a change in control in which he is employed by the acquiring entity in the position of Chief Financial Officer or a greater position, as was triggered by the consummation of the Merger Transaction. The liability for this payment was recorded as a liability of Renegy in the merger purchase price allocation in the fourth quarter of fiscal 2007. This Change of Control Retention Payment was paid to Mr. Zack in October 2007.

Also in accordance with paragraph 6(a) of the employment agreement, Mr. Zack is entitled to additional $225,000 cash retention payments on the dates six months and twelve months following the Change of Control, subject to remaining employed by the acquiring entity through such dates. Those two payments will be accrued over six and twelve months, respectively, in general, administrative and development expenses in the Consolidated Statements of Operations of Renegy, beginning in October 2007. The Company recorded compensation expense of the Successor of $169,000 in general, administrative and development expenses in the accompanying Consolidated Statements of Operations for the three months ended December 31, 2007.

Catalytica had in place retention plan agreements with certain employees to be paid at the earlier of termination of employment or December 31, 2007. In connection with the consummation of the Merger Transaction, employees of Catalytica were terminated as employees of Catalytica and became employees of Renegy. As a result, retention payments totaling approximately $172,000 were paid in October 2007 and charged against accrued liabilities, which had been recorded in connection with the Merger Transaction purchase price allocation.

In connection with the Merger Transaction, warrants were issued to Worsley to purchase up to 2,473,022 shares of Renegy common stock. The valuation of these warrants for financial accounting purposes, obtained through an independent appraiser as of October 5, 2007, was established at $1,641,000. The warrants were valued using binomial methodology and the following assumptions: (i) market price on grant date of $9.21 (also see Note 3), (ii) warrant exercise price of $16.38 per share (adjusted on a pro forma basis for the merger exchange ratio) (iii) volatility of 53.6%, (iv) risk-free interest rate of 4.20%, (v) back-end discount of 55% for lack of marketability, and (vi) probability of achieving the three warrant vesting milestones of 77.5%, 45%, and 35%. The $1,641,000 warrant valuation was fully expensed by the Successor as a component of Renegy’s fourth quarter general, administrative and development expenses.

In connection with an employment agreement between Renegy and Scott Higginson, dated as of May 8, 2007, 7,143 shares of common stock of Renegy were issued in connection with the consummation of the Merger Transaction. Stock compensation of approximately $58,000, based on the closing market price of $8.15 on October 1, 2007, was fully expensed by the Successor as a component of Renegy’s fourth quarter general, administrative and development expenses.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Sale of SCR-Tech

On November 7, 2007 Renegy, through its wholly-owned Catalytica subsidiary, sold all of its interests in SCR-Tech and related subsidiaries to CoaLogix, a wholly-owned subsidiary of Acorn Energy, Inc. Renegy received $9.6 million gross proceeds plus a $714,000 working capital adjustment. The working capital adjustment was paid in January 2008 and is reflected in accounts receivable in the accompanying Consolidated Balance Sheet at December 31, 2007. The following is a summary of the loss incurred on the sale (in thousands):

Sales price		$9,600
Working capital adjustment		714

Gross proceeds		10,314
Investment banking fee upon closing		(130)

Net proceeds		10,184
Net current assets	2,152
Property and equipment	820
Goodwill	11,571
Intangible assets	1,094
Other asset	32
Liabilities	(821)

Net book value		14,848

		$(4,664)

The $4,664,000 loss resulting from the sale of SCR-Tech was recorded by the Successor as loss from disposal of discontinued operations in the accompanying Consolidated Statement of Operations for the three months ended December 31, 2007. In addition, the results of operations for the combined SCR-Tech subsidiaries for the period October 1, 2007 (consummation of Merger Transaction) through November 7, 2007 (sale of SCR-Tech) are presented as loss from discontinued operations of the Successor in the accompanying Consolidated Statement of Operations for the three months ended December 31, 2007.

Note 6.	Employee Benefit Plans

The Snowflake entities did not offer retirement or stock based incentive plans to its employees. The discussion which follows applies to the applicable retirement, stock based incentive plans and related stock based compensation offered by Renegy (Successor) to its employees.

401(k) Savings & Retirement Plan

Effective with the consummation of the Merger Transaction, the Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to the maximum allowable by the Internal Revenue Service regulations. The plan provides for both a bi-weekly Company match and a discretionary annual contribution. Participants are immediately vested in their voluntary contributions and in the Company’s matching contributions plus actual earnings. Expenses of the Successor related to this plan were $26,000 for the three months ended December 31, 2007.

Stock Based Incentive Plans

In connection with the Merger Transaction, options to purchase shares of Catalytica common stock outstanding at the effective time of the merger were assumed by Renegy, exercisable for shares of Renegy common stock. Catalytica’s 1995 Stock Plan (the “1995 Plan”) provided for the acceleration of vesting of all outstanding options in the event of a change in control on the date six months after the change in control. In May 2007, the board

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of directors of Catalytica authorized and approved, contingent on the closing of the Merger Transaction, the acceleration of any unvested portion of all outstanding options under the 1995 Plan as of immediately prior to the closing. As a result, 316,616 options to purchase Renegy common stock, based on original grant terms and adjusted for the merger exchange ratio, were assumed by Renegy.

Also in connection with the Merger Transaction, the Company established a stock based incentive plan, titled the 2007 Equity Incentive Plan (the “2007 Plan”), subject to stockholder approval, which provides for the granting of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and performance units/shares to employees, non-employee directors, and consultants in exchange for services received. Employees are also eligible for option grants at their hire date based on predetermined quantities set by the compensation committee and are eligible for annual incentive awards based on achievement of objectives, subject to approval by the compensation committee. Incentive awards are periodically granted to consultants for services rendered, subject to approval by the compensation committee or Board of Directors. Incentive awards to non-employee directors for their service on the board are determined and approved on an annual basis by the compensation committee. Incentive award vesting periods range from immediate vesting to four years and have contractual lives ranging from five to ten years.

Any shares of common stock issued pursuant to the 1995 Plan and the 2007 Plan will be accomplished through the issuance of new shares.

The 2007 Plan will be submitted by the Company’s board of directors to Renegy stockholders for approval within one year of its October 1, 2007 adoption. As a majority of the Company’s outstanding shares are controlled by management and members of the board, any option grants issued prior to this approval are deemed granted for purposes of determining such compensation expense in accordance with FAS 123R. During the fourth quarter of fiscal 2007, only stock options had been granted under the 2007 Plan; no restricted stock, RSUs, SARs or performance units/shares have been granted under the 2007 Plan.

The Company’s stock-based compensation plans are summarized in the table below:

	Shares	Shares	Options	Plan
Name of Plan	Authorized(2)	Available	Outstanding	Expiration

1995 Plan	—	—	316,616	June 6, 2012(1)
2007 Plan	1,000,000	992,143	7,857	October 1, 2017

(1)	Effective with the consummation of the Merger Transaction, no additional shares will be awarded under the 1995 Plan. Outstanding shares at the effective date of the merger consummation were assumed by Renegy.

(2)	The number of shares available for issuance under the 2007 Plan will be increased on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the lease of (a) 500,000 shares, (b) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the board of directors; provided, however, that the maximum aggregate number of shares that may be issued under the plan as incentive stock options shall remain 1,000,000 shares.

Stock based compensation

The Company accounts for stock based compensation awards under the fair value recognition provisions of FAS 123R. FAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award (the “requisite service period”), which is typically equal to the vesting period. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The Company uses the “simplified” method for determining expected term for all option grants, which is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The Company elected the use of this method as it does not have sufficient historical exercise data due to the limited period its equity shares have been publicly traded to provide a

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The average volatility of comparable companies’ stock is used as the basis for the Company’s volatility assumption; again due to the limited period of the Company’s public trading activity. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. Compensation expense associated with share-based payments which are subject to graded vesting based on service conditions is recognized using the straight-line recognition method. The following table summarizes the weighted-average assumptions used in valuing stock option awards during the respective reporting periods.

	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)

Expected dividend yield	0.0%	N/A	N/A
Expected stock price volatility	53.60%	N/A	N/A
Risk-free interest rate	4.19%	N/A	N/A
Expected life of options (in years)	6.69	N/A	N/A

RSU awards are valued based on the closing share price for the Company’s common stock as quoted on the NASDAQ Capital Market on the date of grant, and compensation expense related to RSU awards is recognized over the requisite service period, which is typically equal to the vesting period. No RSU awards were granted during the three months ended December 31, 2007.

As of December 31, 2007, the Company has not granted any options with performance or market conditions.

Total compensation for share-based compensation arrangements recognized for the three months ended December 31, 2007 was $32,000. As of December 31, 2007, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Stock Plan, as all option grants under the plan are fully vested. The application of FAS 123R had no effect on cash flow. The total fair value of shares vested during the three months ended December 31, 2007 was $32,000; at the consummation of the Merger Transaction, all options assumed were fully vested.

No cash was received by the Successor from option exercises during the three months ended December 31, 2007, as the 2007 Stock Plan was in effect beginning only upon consummation of the Merger Transaction, and no exercises occurred.

The weighted-average fair value of options granted during the three months ended December 31, 2007 was $4.01. The total intrinsic values of options exercised during the three months ended December 31, 2007 was $0, as no options have been exercised since consummation of the Merger Transaction.

The following table summarizes stock option plan activity for the three months ended December 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value

Outstanding at October 1, 2007	—	$—
Assumed in Merger Transaction	316,616	19.17
Granted	7,857	8.15
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2007	324,473	$18.91	7.48	$—

Exercisable at December 31, 2007	324,473	$18.91	7.48	$—

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Income Taxes

Recorded income tax benefit differs from the expected benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

Three Months
Ended
December 31,
2007
(Successor)

Income tax benefit at U.S. statutory rate	$3,981
State taxes, net	703
Compensation items	(669)
Valuation allowance for deferred tax assets	(4,015)

Income tax benefit	$—

Prior to consummation of the Merger Transaction, the Predecessor had elected to be taxed as single member limited liability corporations under the Internal Revenue Code, and as such, was considered a disregarded entity. Under those provisions, the Predecessor did not pay federal or state income taxes on its taxable income. Instead, the income of the Predecessor was passed through to its member for taxation. As a result, the financial statements for the nine months ended September 30, 2007 and for the year ended December 31, 2006 do not reflect any income tax effects of activities for those periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and include the following (in thousands):

Year Ended
December 31,
2007

Deferred tax assets:
Net operating loss carryforwards	$1,228
Capitalized research and development	12,370
Basis in investment	903
Other	3,790

Total gross deferred tax assets	18,291
Less valuation allowance	(17,789)

Net deferred tax assets	502

Deferred tax liabilities:
Reserves	(39)
Basis in fixed assets	(463)

Deferred tax liabilities	(502)

Total net deferred taxes	$—

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the related net deferred tax assets has been established to reflect these uncertainties.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company’s federal and state net operating loss carryforwards for both federal and state purposes are $3.4 million. The federal net operating loss carryforward will expire in 2027 and the state net operating loss carryforward will expire in 2012 if not used to offset future taxable income.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The Company believes its net operating losses from periods prior to the Merger Transaction are unavailable to offset future income as a result of the change in ownership resulting from the merger and thus are not included in the figures reported above.

Approximately $12.6 million of the valuation allowance relates to deferred tax assets of the acquired entity resulting from consummation of the Merger Transaction. If and when those deferred tax assets are recognized, the related valuation allowance will be allocated to reduce goodwill.

Note 8.	Transactions with Related Parties

Transactions with Officers.  Various goods/services were provided at no charge during the year ended December 31, 2006 and the nine months ended September 30, 2007 by Robert Worsley or companies owned/controlled by him, including the use of certain properties and the time and services provided by Mr. Worsley in his role as company president. All such goods/services received have been evaluated and the value of which has been determined to be immaterial.

Comerica Bank Credit Facility.  As of September 8, 2006, in connection with the Snowflake entities obtaining credit with CoBank, Robert Worsley assumed responsibility for satisfying the Snowflake entities’ credit obligations with Comerica Bank. Comerica Bank released the Snowflake entities from these liabilities and released all its security interests in the Snowflake entities and its assets. The Predecessor reclassified $1,637,000, including $637,000 from long-term debt and $1,000,000 from lines of credit, to member’s equity during fiscal 2006.

Contribution and Merger Agreement.  In connection with the Contribution and Merger Agreement, Worsley has agreed to indemnify Catalytica and Renegy and Renegy’s respective affiliates, directors, officers and employees from and against any and all damages arising out of, resulting from or in any way related to a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by any of the Snowflake entities and/or Worsley in the Contribution and Merger Agreement. Renegy and Catalytica have agreed to indemnify Worsley from and against any and all damages arising out of, resulting from or in any way related to (i) a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by Catalytica in the Contribution and Merger Agreement, and (ii) the construction cost guarantee of Worsley to CoBank up to $2 million. The respective obligations of the parties to indemnify for any breaches of their respective representations and warranties will survive until April 1, 2009, except for any indemnification claim resulting from fraud or intentional misrepresentation. No indemnification is required until the aggregate liability for a party exceeds $250,000, and the indemnity obligations of each party are subject to a $10 million cap, except in the case of fraud or intentional misrepresentation. The indemnification obligations of Worsley may be satisfied in cash or shares of the Company’s common stock based on a value of $12.25 per share, rounded up to the nearest whole share. Renegy’s obligation to indemnify Worsley may be satisfied by paying cash or shares of Renegy common stock, “grossed up” to reflect Worsley’s anticipated 58.5% ownership of Renegy’s outstanding common stock, which percentage was projected at the time of execution of the Contribution and Merger Agreement to exist at consummation of the Contribution and Merger Agreement using the treasury stock method. Specifically, Renegy may pay cash to Worsley in an amount equal to (i) the quotient obtained by dividing (A) the amount of the damages for which indemnification is being made by (B) 0.415, less (ii) the amount of such damages (the “adjusted damages”) or issue to the Worsley Trust such number of Renegy shares equal to the quotient obtained by dividing (i) the adjusted damages by (ii) $12.25, rounded up to the nearest whole share.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, in connection with the Contribution and Merger Agreement, the Company has agreed to indemnify the Worsleys for any claims arising under their guarantee to Salt River Project relating to the payment of all sums owed by Snowflake to Salt River Project under its power purchase agreement with Snowflake and for maintaining a net worth of at least $35 million.

Overrun Guaranty.  Pursuant to the Contribution and Merger Agreement, the Company agreed to pay the first $2.0 million of Project Costs as defined in the Credit Agreement dated September 1, 2006, as amended, by and among Renegy, Renegy Trucking, Snowflake and CoBank ACB (the “CoBank Credit Agreement”) for the Snowflake plant that exceed the Project Cap of approximately $67.3 million as defined in the CoBank Credit Agreement. Further, the Worsleys agreed to pay to the Company the amount by which Project Costs exceed the sum of the Project Cap and $2.0 million in sufficient time for the Company to be able to pay such excess Project Costs pursuant to an Overrun Guaranty dated May 8, 2007 (the “Overrun Guaranty”). A committee of independent directors (the “Special Committee”), acting on behalf of the Company, has the authority to enforce the Worsleys’ obligations under the Overrun Guaranty.

In February 2008, the Company estimated the Project Costs for the Snowflake plant will exceed the Project Cap by approximately $12.5 million. Pursuant to a letter agreement between the Company and the Worsleys (the “Letter Agreement”), which constitutes an amendment of the Contribution and Merger Agreement and the Overrun Guaranty, the Company, with the approval of the Special Committee, and the Worsleys have agreed that, notwithstanding the provisions of the Contribution and Merger Agreement and the Overrun Guaranty, the Company will be responsible for the payment of an additional $6.0 million of capital costs incurred beyond the Project Cap that have been, or may be, incurred by the Company and the $2.0 million already payable by the Company as described above. The Letter Agreement provides that the Company will have no obligation to pay for any Project Costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. Pursuant to a Sponsor Guaranty, dated September 1, 2006 between R. Worsley and C. Worsley and CoBank, ACB (the “Sponsor Guaranty”), R. Worsley and C. Worsley have guaranteed the payment of all Project Costs in excess of the Project Cap. In connection with the Letter Agreement, Worsley deposited $5.0 million in cash in the Company’s general operating bank account on March 4, 2008.

In accordance with the terms of the Letter Agreement, the Company entered into a Revolving Credit Agreement (the “Worsley Credit Agreement”) with the Worsleys pursuant to which the Worsleys agreed to lend the Company up to $6.0 million, which could be drawn on by us beginning March 31, 2008 for general working capital purposes, including to pay the capital costs that the Company has agreed to pay as described above. As of March 28, 2008, the Company obtained a $6.2 million credit facility from Comerica (see Note 11). As a result, the Worsley Credit Agreement was terminated.

Registration Rights Agreement.  The Company entered into a Registration Rights Agreement with the Worsley Trust pursuant to which Renegy has agreed, at its expense, to prepare and file a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended covering the resale from time to time of all of the shares of our common stock issued to the Worsley Trust in connection with the Merger Transaction as well as all shares of common stock issuable upon exercise of the warrants issued to the Worsley Trust. Renegy must prepare and file such registration statement upon the request of the Worsley Trust at any time from and after July 1, 2008, provided that the Company may delay any requested registration for up to 60 consecutive days in any calendar year (or 120 days in the aggregate in any calendar year) if and for so long as certain conditions exist.

Note 9.	Segment Disclosures and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within the Company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently operate in only one primary segment focused on developing, owning and operating biomass to electricity power generation facilities. As such, no additional disclosures are presented related to by-segment presentation of revenues, operating income, depreciation and amortization, capital expenditures, or total assets.

Information about Products and Services

The following is a summary of revenues by type (in thousands):

	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)

Contract Thinning Revenues	$10	$414	$137
Wood Products Sales	72	541	1,753
Other	9	42	5

	$91	$997	$1,895

Information about Major Customers

Revenues of the Successor from two of the Company’s customers, each individually representing more than 10% of the Company’s consolidated revenues, represent approximately $58,000 of the Company’s consolidated revenues for the three months ended December 31, 2007. Revenues of the Predecessor from four of the Company’s customers, each individually representing more than 10% of the Company’s consolidated revenues, represent approximately $726,000 of the Company’s consolidated revenues for the nine months ended September 30, 2007. Revenues of the Predecessor from three of the Company’s customers, each individually representing more than 10% of the Company’s consolidated revenues, represent approximately $1,417,000 of the Company’s consolidated revenues for the year ended December 31, 2006.

Information about Geographic Areas

All revenues for the three months ended December 31, 2007, the nine months ended September 30, 2007 and the year ended December 31, 2006 relate to revenues earned in the United States.

All long-lived assets held as of December 31, 2007 were located in the United States.

Note 10.	Major Suppliers — Snowflake Plant Construction

The Company received a substantial portion of its supplies, materials and third party services used in construction of the Snowflake plant from fourteen and seven vendors during 2007 and 2006. Payments to these vendors totaled approximately $25.3 million and $8.6 million during 2007 and 2006, respectively.

Note 11.	Debt, Leases and Lines of Credit

Debt and Leases Payable and Lines of Credit.  During fiscal 2006, the Company issued $39,250,000 of Solid Waste Disposal Revenue Bonds (“ID Bonds”), which are described more fully in Note 12.

The Company has three credit facilities (collectively, the “CoBank Credit Facilities”) with CoBank, ACB (“CoBank”), described as follows:

1. During fiscal 2006, the Predecessor obtained a $12,002,000 Snowflake plant construction term loan (“SWMP Construction Loan”) which converts from a construction loan to a term loan at the completion of the Snowflake plant and the commencement of operations as defined in the CoBank Credit Facilities, but no later than June 30, 2008. If not so converted, the SWMP Construction Loan is due and payable on June 30, 2008.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest is payable quarterly at LIBOR plus 2.00% through March 2008, LIBOR plus 1.5% through March 2013, and LIBOR plus 1.8% through maturity on January 1, 2014. Principal payments will be computed as a percentage of the outstanding principal balance as prescribed in the term principal payment schedule included in the loan agreement, beginning in October 2008 and continuing through maturity in January 2014.

During 2007, the Predecessor received insurance claim reimbursements related to losses sustained when inventories of wood chip piles caught fire. Pursuant to the SWMP Construction Loan agreement, the Company was required to remit $2.7 million of the insurance proceeds to CoBank, which CoBank applied as a prepayment of the loan. This prepayment reduced the amount of loan which could be drawn by $2.7 million from $12,002,000 to $9,302,000.

2. During fiscal 2006, the Predecessor obtained a $1,492,000 term loan (“Renegy Term Facility”) with interest payable quarterly at a fixed rate of 7.2% through maturity at January 1, 2013. Principal payments will be computed as a percentage of the outstanding principal balance as prescribed in the Renegy principal payment schedule included in the loan agreement, beginning in October 2008 and continuing through maturity in January 2013 if the SWMP Construction Loan has converted to a term loan. If not so converted, then Renegy Term Facility is due and payable on June 30, 2008.

3. The Company has a $500,000 revolving loan (“Revolving Loan Facility”) with interest payable quarterly at LIBOR plus 2.0% and maturing on April 1, 2026. As of December 31, 2007, the Company has not drawn on this loan.

The Company has interest rate swap agreements related to the ID Bonds and SWMP Construction Loan. See Note 13 for further details regarding those agreements.

The CoBank Credit Facilities are secured by all ownership interests in the Snowflake entities and construction overrun guarantees of Robert M. Worsley and Christi M. Worsley.

Upon commercial operation of the Snowflake plant and conversion of the SWMP Construction Loan and the Renegy Term Facility, all cash proceeds generated by the sale of electricity from the Snowflake plant will be held by CoBank in a separate account. The Company will not be allowed to receive distributions from such account unless certain debt service coverage ratios are achieved by the Company. In addition, the Company will be required to comply with various plant maintenance, operating and collateral requirements under the terms of the financing arrangements.

During fiscal 2006, pursuant to a security agreement associated with the purchase of two trailers, the Predecessor obtained a $40,000 term loan (“Trailer Loan”) from Wells Fargo Equipment Financing. This term loan matures in July 2009, bears interest at a fixed annual rate of 8.1%, and is payable in twenty-four principal and interest payments of $1,800, plus one payment of $1,000 due at maturity. Payments on this term loan are due only nine times per year; no payments are made in February, March, or April of each year.

In January 2007, the Predecessor acquired substantially all the assets of Ponderosa Trucking, Inc. in exchange for cash at closing, a $224,000 note payable to Ponderosa (“Ponderosa Note”), and assumption of four capital lease obligations (“Ponderosa Leases”) with a present value amount of $178,000. The Ponderosa Note matures in December 2010 and is payable in forty-eight monthly installments of principal plus interest imputed at 3.7%. Monthly payment amounts for this note are summarized in the table below:

January 2007 through December 2008	$3,800
January 2009 through April 2010	$5,100
May 2010 through December 2010	$9,300

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The four Ponderosa Leases are payable in monthly installments, with interest imputed at 8.0%. Payment terms for these leases are summarized in the table below:

	Monthly
Lease #	Payment	# of Payments	Maturity Date

1	$1,100	38	March 2010
2	$2,000	40	April 2010
3	$600	41	July 2010
4	$1,000	40	May 2010

In May 2007, the Predecessor entered into a lease agreement, as amended (“Chase Lease”), with Chase Equipment Leasing (“Chase”) for the purchase of approximately $1.7 million of equipment that will produce horse bedding material from the wood being gathered by the Company. The lease agreement provides for funding by Chase as the equipment is procured or manufactured. Currently, interest is payable monthly on principal amounts funded at the prime rate less 1.0%. Upon completion of the manufacture of the equipment, the funding agreement will convert to a lease payable over 60 months, which will be accounted for as a capital lease.

In January 2008, the Company acquired three pieces of used machinery for $300,000. In connection with this purchase, a $300,000 note payable was recorded during the first quarter of fiscal 2008, which will be paid in twelve monthly payments of $25,000.

On March 28, 2008, the Company entered into a credit agreement with Comerica Bank (“Comerica”) providing for a non-revolving credit facility of up to $6.2 million from Comerica (the “Comerica Credit Agreement”). Interest on borrowings under the Comerica Credit Agreement will bear interest at the Prime Rate as publicly announced by Comerica, plus one percentage point, or at our election, at the London Inter-Bank Offered Rate (“LIBOR”), plus 3.75 percentage points. The Comerica Credit Agreement is secured by a deposit of $450,000 and a pledge of all of the Company’s assets, other than those assets pledged to CoBank and by a guarantee from the Worsleys and the Worsley Trust. The Comerica Credit Agreement also requires that the Company maintain minimum liquidity of $1.0 million, either in cash or in the form of readily marketable securities, tested monthly. All outstanding principal and interest under the Comerica Credit Agreement must be repaid by March 31, 2009.

The Company’s long-term debt and capital lease obligations balances as of December 31, 2007 are summarized in the table below (in thousands):

ID Bonds	$39,250
SWMP Construction Loan	9,302
Renegy Term Facility	1,471
Chase Lease	1,372
Ponderosa Note	182
Ponderosa Leases	119
Trailer Loan	22

51,718
Less current maturities	(776)

Long-term debt, net of current portion	$50,942

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, future principal payments under debt and capital lease agreements over each of the next five years and thereafter are as follows (in thousands):

Year

2008	$776
2009	2,249
2010	2,350
2011	2,356
2012	2,479
Thereafter	41,508

$51,718

Operating leases.  Renegy leases its 4,000 square feet corporate headquarters facility, located in Tempe, Arizona, under an operating lease agreement for approximately $9,900 per month. This lease expires on July 31, 2008 with no option for renewal. The Company also leases, for use by its investor relations function, approximately 400 square feet office space in Belmont, California for approximately $800 per month. This lease expires on August 31, 2008 and is renewable annually.

In January 2008 the Company entered into a lease agreement for approximately 7,800 square feet of office space which will become its corporate headquarters beginning in July 2008. This lease agreement has a lease term of 65 months and one five-year renewal option. Monthly rent is approximately $27,600 for the first year with approximately 3% annual increases for years two through the end of the lease term. The lease provides for a tenant’s improvement allowance of $272,000, and the Company expects to incur an additional $100,000 in leasehold improvements.

Additionally, the Company leases office equipment under various lease agreements which expire through 2008.

At December 31, 2007, future payments under all non-cancelable operating leases are as follows over each of the next five years and thereafter (in thousands):

Year

2008	$246
2009	336
2010	346
2011	356
2012	366
Thereafter	186

$1,836

Rent expense of the Successor consisting of facility and equipment rent was $38,000 during the three months ended December 31, 2007. Rent expense of the Predecessor consisting of facility and equipment rent was $29,000 and $28,000 during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Snowflake Plant Lease.  The Company’s Snowflake plant is being constructed adjacent to a paper mill owned and operated by Abitibi Consolidated (“Abitibi”). The Company leases the land on which the Snowflake plant is being built under a ground lease agreement with a 25-year term, beginning on January 1, 2007. The key terms of this ground lease are as follows:

•	One renewal option for one additional 25-year term (requires $1,000,000 extension fee)

•	No monetary rent for access and use of real property

•	One-time payment of $500,000 for 20% ownership interest in the cost of constructing a substation for the delivery of electricity (paid in January 2008)

•	Delivery, at no cost, of as much of the paper sludge produced by the paper mill as can be used by the Company (sludge is used as fuel along with wood chips); however, if the Company fails to utilize at least 75% of the sludge produced, it shall pay an annual rent of $400,000 in equal monthly installments

•	The Company will pay Abitibi $0.05 per kilowatt hour for power for the internal operating needs of the plant

•	The Company will pay Abitibi for all personal and real property taxes and assessments associated with the Snowflake plant

•	Various utilities provided to the Company for a fixed rate of $25,000 per year

•	The Company to maintain risk insurance and general liability coverage

The Company has engaged Abitibi to operate and maintain the Snowflake plant upon commencement of power generation at the Snowflake plant. In connection with the ground lease agreement described above, they key terms of the operations provisions are as follows:

•	Provide pool of personnel (“Shared Personnel”) for operations and maintenance of Snowflake plant for an annual fee of $200,000

•	Provide dedicated personnel (“Specific Site Personnel”) as needed for operations and maintenance on an actual expense pass-through basis

•	Other operational costs, including travel, tools, spare parts, supplies, etc., to be provided by Abitibi to Company at Abitibi’s actual cost

•	The Company will pay Abitibi an incentive bonus based on profitability of the Snowflake plant and the extent to which operations exceed 90% of its capacity. The minimum bonus shall range in linear fashion from $200,000 (at 90%) to $400,000 (at 100%), in $20,000 increments for each percentage point

•	Abitibi will maintain automobile, worker’s compensation, and commercial general liability insurance as an operational cost to be reimbursed by the Company

Susanville Facility Lease and Option to Purchase.  In February 2008, the Company entered into a lease agreement to lease approximately 40 acres of land in Susanville, California (the “Site”) on which an idle biomass power plant owned by the Company is located. The lease provides for monthly lease payments of $30,000 per month commencing January 31, 2008 and terminating no later than January 30, 2013, except under certain circumstances. Simultaneously with entering into the lease, for consideration of $100,000, the Company entered into an option agreement which provides the Company the option to acquire the Site pursuant to a form of purchase and sale agreement, for a purchase price of $80,000 per acre, subject to a price escalation of 1.5% per annum, beginning February 1, 2009. The option agreement terminates on January 31, 2013, subject to certain exceptions. The option agreement provides that the initial $100,000 payment shall be credited against the purchase price of the Site upon exercise of the option to purchase. In addition, the lease provides that 100% of the first 24 months of lease payments made by the Company shall apply to the purchase price under the option agreement if the Company elects to exercise the option during such period. If the Company exercises the option on or after the first day following the

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24th month of the lease term, only 50% of all lease payments made within the first 24 months of the lease term and thereafter shall apply to the purchase price. The Company expects that it will use the Site to refurbish and operate the idled biomass power plant which is owned by the Company, subject to obtaining necessary financing to refurbish the plant, obtaining any necessary construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a power purchase agreement to sell the power produced by the plant and other necessary activities to refurbish, restart and operate the plant.

In accordance with SFAS No. 13, “Accounting for Leases,” this lease does not meet the criteria of a capital lease; accordingly, the Company plans to record the monthly lease payments related to this facility as period expenses.

Note 12.	Solid Waste Disposal Revenue Bonds and Related Credit Facilities

Solid Waste Disposal Revenue Bonds

During fiscal 2006, the Predecessor issued $39,250,000 of Solid Waste Disposal Revenue Bonds (“ID Bonds”) that have principal payable at maturity on July 1, 2037 and which are redeemable at any time by the Company. The ID Bonds have quarterly payments of interest at a variable rate determined weekly by the bond underwriter. The interest payments can be adjusted at any time by the Company to semiannual payments of interest at a fixed rate determined at the time of adjustment by the bond underwriter.

Upon commercial operation of the Snowflake plant, all cash proceeds generated by the sale of electricity from the Snowflake plant will be held by CoBank in a separate account. The Company will not be allowed to receive distributions from such account unless certain debt service coverage ratios are achieved by the Company. In addition, the Company will be required to comply with various plant maintenance, operating and collateral requirements under the terms of the financing arrangements.

In connection with a letter of credit issued by CoBank, the terms of which are described below, the Company is required to begin principal repayments on the ID Bonds in January 2014 with payment in full by January 2026. Principal payments will be computed as a percentage of the outstanding principal balance as prescribed in the bond principal payment schedule included in the bond agreement. Also in connection with the letter of credit agreement, hedging is required such that 100% of the notional amount of the Bonds is subject to a floating to fixed interest rate swap at closing through maturity (see Note 13).

ID Bonds — Letters of Credit

The ID Bonds are secured by an irrevocable direct pay letter of credit issued by CoBank (“CoBank Letter of Credit”) and a confirming irrevocable letter of credit issued by JP Morgan Chase Bank, NA (“Chase Letter of Credit”).

The key terms of the CoBank Letter of Credit are as follows:

•	$39,250,000 letter of credit securing the ID Bonds; successive two year renewable terms through maturity in January 2026 and repayable within 366 days of draw; fronting fee of 0.375% per year payable quarterly; commitment fee payable quarterly based on the average daily maximum amount available to be drawn under the letter of credit during the applicable quarter multiplied by the following rates:

During construction (through March 2008)	2.0%
Years 1 – 5	1.5%
Years 6 – 10	1.8%
Year 11 through maturity	2.0%

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key terms of the Chase Letter of Credit are as follows:

•	$39,250,000 confirming letter of credit securing the ID Bonds; confirming commitment fee of .125% (annual rate) payable quarterly.

Note 13.	Interest Rate Swaps

On September 8, 2006, the Predecessor entered into two floating to fixed interest rate swap agreements related to construction project debt that economically fixes the interest rate on its ID Bonds and a portion of the SWMP Construction Loan, to which the related debt is described in Notes 11 and 12. The fair value of the Company’s interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the swap agreements. As of December 31, 2007, the Company’s liability, measured at fair value, related to these swap agreements was $4,602,000. These swap agreements are summarized as follows:

		SWAP 2
	SWAP 1	(SWMP Construction
	(ID Bonds)	Loan)

Notional amount at December 31, 2007	$39,250,000	$6,289,000
Trade date	9/8/2006	9/8/2006
Termination date	1/2/2026	1/2/2014
Benchmark rate hedged	Muni Bond Index Rate (BMA)	3 Month LIBOR
Item description	Designated Bond	Designated Loan
Fixed rate	4.5%	5.2%
Fair value of liability at December 31, 2007	$4,297,000	$305,000

These interest rate swaps do not qualify for accounting treatment as cash flow hedges under SFAS No. 133; therefore, changes in their fair values are recognized in other income (expense) in the accompanying Consolidated Statements of Operations.

Note 14.	Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each reporting period. For the nine months ended September 30, 2007 and the year ended December 31, 2006 of the Predecessor, the weighted average number of shares outstanding is based on the number of shares of Renegy common stock issued to the Worsley Trust in the Merger Transaction. For the three months ended December 31, 2007, the weighted average number of shares outstanding includes the weighted average of (i) the number of shares of Renegy common stock issued to the Worsley Trust in the Merger Transaction for the first month, and (ii) the weighted average shares outstanding for the last two months, adjusted for the share adjustment related to the sale of SCR-Tech as described in Note 1. Diluted EPS includes the effect of dilutive securities assumed to be exercised using the treasury stock method. As the potentially dilutive securities were anti-dilutive because net losses from continuing operations were incurred for the three months ended December 31, 2007, for the nine months ended September 30, 2007, and for the year ended December 31, 2006, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share for each of those periods. Total options outstanding as of December 31, 2007, September 30, 2007 and December 31, 2006 were 324,473, zero and zero, respectively. Total warrants outstanding as of December 31, 2007, September 30, 2007 and December 31, 2006 were 2,473,023, zero and zero, respectively.

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Comprehensive Loss

The following is a reconciliation of net loss to comprehensive loss (in thousands):

	Three Months	Nine Months
	Ended	Ended	Year Ended
	December 31,	September 30,	December 31,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)

Net loss	$(11,561)	$(3,619)	$(6,800)
Other comprehensive loss:
Change in unrealized gain on available-for-sale securities	3	—	—

Comprehensive loss	$(11,558)	$(3,619)	$(6,800)

Note 16.	Capital Stock Reserved for Future Issuance

Shares of Renegy common stock reserved for future issuance as of December 31, 2007 are as follows:

Name of Plan or Type	Total

Catalytica 1995 Plan	316,616
Renegy 2007 Plan	1,000,000
Warrants	2,473,023

3,789,639

Note 17.	Commitments and Contingencies

In the discussion which follows, the existing commitments and contingencies are categorized according to their origin (Catalytica, Snowflake entities). However, regardless of origin, all such commitments and contingencies listed are in applicable to Renegy (Successor).

Catalytica-related

Kawasaki and Eaton sale representations and warranties

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

SCR-Tech sale representations and warranties

In connection with the sale of Catalytica’s SCR-Tech subsidiary to CoaLogix Inc. (“CoaLogix”) in November, 2007, Catalytica is subject to customary representations, warranties, covenants, and indemnification provisions whereby Catalytica agrees to indemnify CoaLogix for breaches of the representations, warranties, and covenants as

RENEGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has not recorded any liabilities related to possible breaches of representations, warranties, covenants or agreements, as the Company believes the likelihood of claim for each to be remote.

Snowflake Entities-related

The Company has a ten-year commitment beginning September 1, 2006, with annual renewal options, to operate the Heber, Arizona, Green Waste site. The Company receives $2,500 per month to operate the site and is able to utilize wood waste materials (at no charge) to produce wood chips that will be burned in the power generation process.

The Company owes Abitibi $500,000 for the use of and a 20% ownership interest in the power facility substation located at the Snowflake plant site, to be paid within one month after completion of construction of the Snowflake plant, but no later than January 1, 2008. Payment of this obligation was made in January 2008.

The Company is obligated, pursuant to several contracts primarily with the U.S. Forest Service (the “Forest Service”), to purchase, cut, and remove timber from various forests. Certain contracts require the payment by the Forest Service of a stumpage fee for the right to remove organic materials, to be paid per each one hundred cubic feet. Other contracts stipulate a subsidy to be paid per acre or per ton by the Forest Service for the removal and thinning of Forest Service lands and have definitive commitments as to the timing of services to be rendered.

Pursuant to the CoBank credit agreements, upon commencement of operation of the Snowflake plant, the Company must maintain a 21/2 year availability of fuel, other than paper sludge, either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such availability of fuel, other than paper sludge, is on the plant site at all times.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

By:	/s/ Robert W. Zack
Robert W. Zack
Executive Vice President and Chief Financial
Officer

Dated: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Zack his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Worsley Robert M. Worsley	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 31, 2008

/s/ Robert W. Zack Robert W. Zack	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2008

/s/ Richardo B. Levy Richardo B. Levy	Director	March 27, 2008

/s/ Richard A. Abdoo Richard A. Abdoo	Director	March 30, 2008

/s/ William B. Ellis William B. Ellis	Director	March 28, 2008

/s/ Susan F. Tierney Susan F. Tierney	Director	March 28, 2008