Form 10-Q
period 2008-03-31
Renegy Holdings, Inc.
filed 2008-05-15
CIK 1398931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to                     .
Commission File No. 001-33712

RENEGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8987239
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
301 West Warner Road, Suite 132
Tempe, Arizona 85284-2961
(Address of principal executive offices)
(480) 556-5555
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 9, 2008 there were outstanding 6,207,812 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.

RENEGY HOLDINGS, INC.
FORM 10-Q
March 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)
Revenues	$347	$496

Costs and expenses:
Cost of wood product operations	1,610	961
General, administrative and development	3,385	257
Loss (gain) on sale or disposal of assets	(160)	1

Total costs and expenses	4,835	1,219

Operating loss	(4,488)	(723)

Other income (expense):
Interest income	105	316
Other income	19	—
Interest expense	(23)	(280)
Other expense	(139)	(37)
Debt commitment fees	(261)	(265)
Change in fair value of derivative instruments	(186)	(75)

Net loss	$(4,973)	$(1,064)

Net loss per common share:
Basic and diluted	$(0.80)	$(0.28)

Weighted average shares:
Basic and diluted	6,208	3,774

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,101	$9,769
Restricted cash	68	2,411
Short-term investments	—	5,991
Receivables	211	864
Inventories	5,047	5,128
Prepaid expenses and other assets	744	362

Total current assets	17,171	24,525

Property and equipment:
Leasehold improvements	376	265
Machinery and equipment	6,277	5,387
Construction in progress, biomass facility	62,558	54,626
Construction in progress, other	229	981
Less accumulated depreciation and amortization	(1,836)	(1,760)

Total property and equipment	67,604	59,499

Deferred financing costs, net	2,593	2,732
Idle property and equipment	1,375	1,300
Other assets	349	111

Total assets	$89,092	$88,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,424	$2,967
Accrued payroll and benefits	1,228	789
Accrued liabilities and other	2,119	2,103
Current portion of long-term debt	1,543	776
Current portion of fair value of derivative instruments	867	389

Total current liabilities	8,181	7,024
Fair value of derivative instruments, net of current portion	3,920	4,213
Long-term debt, net of current portion	50,702	50,942

Total liabilities	62,803	62,179
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,500 shares authorized, none issued	—	—
Common stock, $0.001 par value; 43,000 shares authorized; 6,208 and 6,429 issued and outstanding, respectively	6	6
Additional paid-in capital	54,883	49,606
Accumulated deficit	(28,600)	(23,627)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	26,289	25,988

Total liabilities and stockholders’ equity	$89,092	$88,167

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(4,973)	$(1,064)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment	256	215
Impairment of long-lived assets	109	—
Amortization of deferred financing costs	139	40
Change in fair value of derivative instruments	186	75
Stock based compensation	278	—
Loss (gain) on sale or disposal of assets	8	(1)
Changes in operating assets and liabilities:
Receivables	653	(62)
Inventories	81	(652)
Prepaid expenses and other current assets	(382)	(662)
Accounts payable	942	42
Accrued payroll and benefits	439	—
Accrued liabilities and other	(199)	168

Net cash used in operating activities	(2,463)	(1,901)

Cash flows from investing activities:
Maturities of available-for-sale investments	5,988	—
Proceeds from sale of restricted cash investments	—	6,802
Net change in restricted cash investments	2,343	—
Sale of property and equipment	4	—
Additions to property and equipment	(9,525)	(7,337)
Change in other assets	(238)	—

Net cash used in investing activities	(1,428)	(535)

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Successor)	(Predecessor)
Cash flows from financing activities:
Proceeds from issuance of notes payable	320	910
Repayments of notes and leases payable	(97)	(23)
Contribution from majority shareholder	5,000	—
Contributions from member	—	1,720

Net cash provided by financing activities	5,223	2,607

Net increase in cash and cash equivalents	1,332	171
Cash and cash equivalents at beginning of period	9,769	31

Cash and cash equivalents at end of period	$11,101	$202

Supplemental disclosures of noncash investing and financing activities
Additions of property, plant and equipment financed with payables	$1,769	$1,804

Additions of property, plant and equipment financed with capital leases	$304	$178

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Consolidation and Recent Accounting Pronouncements
Formation and Operations of the Company. Renegy Holdings, Inc. (“Renegy,” the “Company,” “we,” “our,” or “us”) was incorporated on May 1, 2007 as a wholly-owned subsidiary of Catalytica Energy Systems, Inc. (“Catalytica”), a Delaware corporation, for purposes of completing the transaction contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”) dated as of May 8, 2007, as amended, by and among (i) the Company, (ii) Catalytica, (iii) Snowflake Acquisition Corporation (“Merger Sub’”), a Delaware corporation and wholly-owned subsidiary of the Company, (iv) Renegy, LLC (“Renegy LLC”), an Arizona limited liability company, (v) Renegy Trucking, LLC (“Renegy Trucking”), an Arizona limited liability company, (vi) Snowflake White Mountain Power, LLC, an Arizona limited liability company (“Snowflake” and, together with Renegy LLC and Renegy Trucking, the “Snowflake entities”), (vii) Robert M. Worsley (“R. Worsley” or “Mr. Worsley”), (viii) Christi M. Worsley (“C. Worsley” and together with R. Worsley, the “Worsleys”) and (ix) the Robert M. Worsley and Christi M. Worsley Revocable Trust (the “Worsley Trust” and, together with R. Worsley and C. Worsley, “Worsley”).
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
In accordance with SFAS No. 141, “Business Combinations,” the Snowflake entities were considered to have acquired Catalytica. Accordingly, the purchase price was allocated among the fair values of the assets acquired and liabilities assumed of Catalytica, and the historical results of the Snowflake entities became the basis of comparative historical information of the combined company. Although the Company continued as the surviving legal entity after the Merger Transaction, the accompanying information presents the results of the Company for the three months ended March 31, 2008 (“Successor”) and the comparative results of the Snowflake entities for the three months ended March 31, 2007 (“Predecessor”). All references to the three months ended March 31, 2008 refer to results of the Company. All references to the three months ended March 31, 2007 refer to the Predecessor’s results.
Description of Business. Renegy is a renewable energy company focused on acquiring, developing and operating a growing portfolio of biomass power generation facilities to address an increasing demand for economical power relying on alternative energy sources. The Company seeks to rapidly grow its portfolio of renewable energy assets within a five-year period through the acquisition of existing biomass facilities (both operating and idle), in addition to the development, construction and operation of new facilities. Other business activities include an established fuel aggregation business, which collects and transports forest thinning and woody waste biomass fuel to our power plants, and which sell logs, lumber, shaved wood products and other high value wood by-products to provide additional value to our primary business operations.
Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet data for December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with Renegy’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation.
Predecessor
The combined financial statements include the accounts of the Snowflake entities. All material inter-company accounts and transactions have been eliminated in combination. All material inter-company transactions were conducted at arm’s length in the opinion of management of the Snowflake entities. The combined financial statements are presented as a pooling of interests in accordance with AICPA Practice Bulletin 14, “Accounting and Reporting by Limited Liability Companies and Limited Liability Partnerships.”
Successor
The consolidated financial statements include the accounts of Renegy and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. SFAS 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in an entity’s financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 for its financial assets and liabilities on January 1, 2008, and the adoption did not have a material impact on its consolidated financial statements. The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP 157-2 include long-lived assets measured at fair value for an impairment assessment under FAS 144. The Company is currently assessing the impact, if any; the adoption of SFAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. SFAS 159 is effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 159 on January 1, 2008, and the adoption did not have a material impact on its consolidated financial statements.
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
Note 2. Operations and Financing
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
During the first quarter of 2008, the Company secured an additional $6.2 million line of credit and obtained a cash infusion of $5 million from Worsley to cover certain cost overruns at the Snowflake plant. The Company believes that these funds, and cash infusions by Worsley to cover additional Snowflake plant cost overruns, along with its cash, cash equivalents, and restricted cash balances at March 31, 2008, will be sufficient to satisfy the Company’s liquidity requirements through 2008, excluding investments necessary to refurbish the Susanville plant and the funding of acquisitions associated with the Company’s growth strategy. The Company is currently seeking additional debt and equity financing. No assurance can be given that additional financing will be available on acceptable terms or at all.
The Snowflake plant has synchronized to the electrical grid and is currently generating and selling test power in advance of commencing full commercial operations, which is expected to occur by June 30, 2008. If certain milestones, including the commencement of operations of the Snowflake plant, are not reached by June 30, 2008, the entire principal amount of the Company’s outstanding borrowings with CoBank will not convert into term loans and instead will become due and payable, which would have a material adverse effect on the Company’s financial position and cash flows. In such event, the Company would be required to seek an extension on the terms of such debt, seek to refinance such debt or seek alternative debt or equity financing. In addition, the Company must complete construction of the Snowflake plant, achieve commercial operation and successfully deliver power to APS by September 1, 2008 and to SRP by October 1, 2008, in accordance with the terms of the power purchase agreements (“PPAs”) with these parties; or the parties may terminate their respective PPA and seek damages. A default under the PPAs would also result in a default under our financing arrangements.
Once it reaches commercial operations, the Snowflake plant is expected to generate revenues and positive cash flow. However, these cash flows will not fully offset our corporate overhead and debt payment requirements. Failure to achieve timely commercial operation of the Snowflake plant or the inability to maintain such operation, or the inability of the fuel aggregation and wood products business to timely achieve positive cash flows, would likely have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows. There is no assurance the Company will be successful in achieving timely commercial operation of the Snowflake plant or achieve positive cash flow from operations.
If the Company is not successful in achieving timely commercial operation of the Snowflake plant or positive cash flow from operations, if the Company is out of compliance with its loan agreements, including but not limited to, a determination that there is a material adverse change under our financing arrangements, or if we are unable to raise capital in 2008 to fund our operations for 2009 and beyond, management will not be able to continue its business as currently anticipated and will be required to take significant actions which may include, but are not limited to, restructuring of the Company’s indebtedness; drastically reducing corporate overhead; or selling the Snowflake plant, Susanville plant, wood products business, or the Company in its entirety.

Note 3. Other Financial Data
Statements of Operations Supplemental Information
Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended,
	March 31,
	2008	2007

Net loss	$(4,973)	$(1,064)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(3)	—

Comprehensive loss	$(4,976)	$(1,064)

During the three months ended March 31, 2008, all of the Company’s available-for-sale securities matured and the proceeds were invested in cash equivalents. At March 31, 2008, the balance of accumulated other comprehensive income (loss) was zero.
Balance Sheets Supplemental Information
Inventories
The following is a summary of inventories, substantially consisting of raw materials (in thousands):

	March 31,	December 31,
	2008	2007
Biomass	$4,161	$4,153
Logs	813	964
Other	73	11

	$5,047	$5,128

Abnormal amounts of expense resulting from inefficiencies incurred in inventory procurement, aggregation, and processing are recognized as current period charges in cost of wood products operations and were approximately zero and $0.4 million during the three months ended March 31, 2008 and 2007, respectively. The three months ended March 31, 2008 reflect no abnormal expense due to inclement weather which prohibited access into the forests, resulting in minimal inventory aggregation during the period.

Idle Property and Equipment
Idle property and equipment consists of (in thousands):

	March 31,	December 31,
	2008	2007
Susanville biomass plant	$1,300	$1,300
Saw-mill equipment	75	—

	$1,375	$1,300

In November 2007, the Company acquired an idle biomass plant in Susanville, California. The property and equipment acquired in that purchase is classified as idle property and equipment until efforts to refurbish the plant to operational status begin, anticipated for late 2008 or early 2009. Saw-mill equipment, which was written down to fair value during the three months ended March 31, 2008 as described in Note 6, is classified as idle property and equipment until a decision is made to sell the equipment or resume operations.
Long-Term Debt
The Company’s long-term debt and capital lease obligations balances are summarized as follows (in thousands):

	March 31,	December 31,
	2008	2007
“ID Bonds” — Solid Waste Disposal Revenue Bonds, due 2037, principal repayments required January 2014 through January 2026 per related letter of credit, quarterly payments of interest at a variable rate determined by the bond underwriter (1)	$39,250	$39,250
“SWMP Construction Loan” — construction loan to bank, converts to term loan no later than June 30, 2008, principal payments through maturity in January 2014, quarterly payments of interest at LIBOR plus 1.5% through March 2013, then LIBOR plus 1.8% through maturity in January 2014 (1)	9,302	9,302
“Renegy Term Facility” — construction loan to bank, converts to term loan no later than June 30, 2008, principal payments through maturity in January 2013, quarterly payments of interest at 7.2% per annum through maturity	1,492	1,471
“Chase Lease” — equipment loan to bank, monthly payments of interest at prime less 1% until conversion to lease payable upon completion of equipment manufacture	1,675	1,372
Other	526	323

Total debt	52,245	51,718
Less current maturities	(1,543)	(776)

Long-term debt, net of current portion	$50,702	$50,942

(1)	ID Bonds and SWMP Construction Loan are subject to a floating to fixed interest rate swap at closing through maturity (see Note 11).
Note 4. Net Income (Loss) per Share (“EPS”)
Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each reporting period. For the three months ended March 31, 2008, the weighted average number of shares outstanding is based on the actual number of shares outstanding for the period. For the three months ended March 31, 2007 of the Predecessor, the weighted average number of shares outstanding is based on the number of shares of Renegy common stock issued to the Worsley Trust in the Merger Transaction. Diluted EPS includes the effect of dilutive securities assumed to be exercised using the treasury stock method. As the potentially dilutive securities were anti-dilutive because net losses were incurred for the three months ended March 31, 2008 and 2007, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share for each of those periods. Total options outstanding as of March 31, 2008 and 2007 were 728,408 and zero, respectively. Total warrants outstanding as of March 31, 2008 and 2007 were 2,533,023 and zero, respectively.

Note 5. Stock Based Compensation
In January 2008, the Company granted 235,600 stock options to certain employees. In March 2008, the Company granted 100,000 stock options in connection with the employment of its chief operating officer. Both sets of option grants have four year vesting periods and ten year contractual terms.
In March 2008, the Company granted 81,300 stock options to members of Renegy’s board of directors. These options vested immediately and have ten year contractual terms.
In January 2008, the Company issued warrants to purchase 60,000 shares of Renegy’s common stock to a consultant. These warrants vest equally over twelve months, with the initial 5,000 shares vesting on February 1, 2008, and the warrants expire on January 1, 2015.
Stock based compensation is calculated by estimating the fair value of stock based awards at the measurement date, in accordance with SFAS No. 123(R), “Share-Based Payment,” and is recognized over the requisite service period, which typically equals the vesting period. The fair value of grants with immediate vesting is immediately expensed. The measurement date for stock based awards issued to nonemployees is determined in accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
The following amounts of stock based compensation, net of forfeitures, were recognized as a component of general, administrative and development expenses in the accompanying financial statements (in thousands):

	Three Months Ended,
	March 31,
	2008	2007

Stock options	$244	$—
Warrants	34	—

	$278	$—

Note 6. Impairment of Long-Lived Assets
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
During 2007, due to declines in lumber prices and increased operating costs, the Predecessor ceased operating its saw-mill and began leasing the saw-mill facility and equipment to an independent operator. In early 2008, this lease was cancelled. As this event represented a significant adverse change in the extent or manner in which the saw-mill asset group was being used, the Company ceased depreciation of the asset group and performed an impairment test in which it determined the carrying value of the saw-mill asset group would not be recoverable. Accordingly, the Company adjusted the carrying amount to fair value and recorded a $109,000 impairment charge in cost of wood product operations in the accompanying financial statements for the three months ended March 31, 2008.

Note 7. Major Customers and Suppliers
Two customers accounted for approximately 92% of the Company’s revenues for the three months ended March 31, 2008. Five customers accounted for approximately 91% of the Predecessor’s revenues for the three months ended March 31, 2007. Two customers accounted for 92% of the Company’s trade accounts receivable at March 31, 2008. Two customers accounted for 94% of the Company’s trade accounts receivable at December 31, 2007.
The Company expects to receive the majority of its revenues for the foreseeable future from the sale of electrical power from its Snowflake plant in connection with PPAs secured with SRP and APS. Revenues generated from these agreements are expected to begin in the second quarter of 2008 when the Snowflake plant is scheduled to commence commercial operations.
The Company received a substantial portion of its supplies, materials and third party services used in construction of the Snowflake plant from four and ten vendors during the three months ended March 31, 2008 and 2007, respectively, totaling approximately $5.4 million and $5.5 million, respectively.
Note 8. Cash Infusion and Line of Credit
Pursuant to a sponsor guaranty and a letter agreement, which are described in Note 13, the Worsleys guaranteed the payment of all project costs in excess of the project cost budget of approximately $67.3 million (the “Project Cap”) plus $8.0 million of project costs in excess of the Project Cap agreed to be paid by the Company per the sponsor guaranty and letter agreement. Pursuant to those agreements, Worsley deposited $5.0 million cash in the Company’s general operating bank account in March 2008.
On March 28, 2008, the Company entered into a credit agreement with Comerica Bank (“Comerica”) providing for a non-revolving credit facility of up to $6.2 million from Comerica (the “Comerica Credit Agreement”). Interest on borrowings under the Comerica Credit Agreement will bear interest at the Prime Rate as publicly announced by Comerica, plus one percentage point, or at our election, at the London Inter-Bank Offered Rate (“LIBOR”), plus 3.75 percentage points. The Comerica Credit Agreement is secured by a deposit of $450,000 (funded during the second quarter of 2008) and a pledge of all of the Company’s assets, other than those assets pledged to CoBank, and by a guarantee from Worsley. The Comerica Credit Agreement also requires that the Company maintain minimum liquidity of $1.0 million, excluding the $450,000 security deposit, either in cash or in the form of readily marketable securities, tested monthly. All outstanding principal and interest under the Comerica Credit Agreement must be repaid by March 31, 2009. As of March 31, 2008, the Company has not drawn on this line.
Note 9. Capitalized Interest
The Company capitalizes interest expense in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants.” The Company capitalizes interest expense associated with the construction of the Snowflake plant, net of the associated interest income associated with tax-exempt borrowings under the ID Bonds. Interest income associated with tax-exempt borrowings approximated $6,000 for the three months ended March 31, 2008. Interest income of the Predecessor associated with tax-exempt borrowings approximated $274,000 for the three months ended March 31, 2007. Interest rates on loans entered into in association with the financing of the construction of the Snowflake plant are used as the basis for the weighted average interest rate for capitalization of interest expense. The Company’s approximately $39.3 million ID Bonds, approximately $9.3 million construction loan, and approximately $1.5 million term loan carry interest rates of 4.5%, 5.2%, and 7.2%, respectively (ID Bonds and construction loan reflect the floating to fixed interest rate swaps as described in Note 11). The resulting weighted average interest rate used in calculating capitalized interest was approximately 4.7% during the three months ended March 31, 2008 and 2007. The following table summarizes project interest costs incurred and capitalized (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Successor)	(Predecessor)

Project interest costs incurred	$643	$500

Project interest costs capitalized	$637	$226

Note 10. Fair Value Measurements
The Company adopted the provisions of SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring, nonfinancial assets and liabilities. SFAS 157 defines fair value as an exit price representing the expected amount we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 established a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
Level 1 — Valuation is based upon quoted prices in active markets for identical assets or liabilities.
Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.
The following tables present the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs in the valuation of each asset and liability (in thousands):

Fair Value Measurements
at Reporting Date Using
Quoted
Prices in
Active
Markets
		for	Significant
		Identical	Other	Significant
	As of	Assets or	Observable	Unobservable
	March 31,	Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities(1)	$—	$—	$—	$—

	$—	$—	$—	$—

Liabilities
Derivative instruments (2)	$4,787	$—	$4,787	$—

	$4,787	$—	$4,787	$—

		Fair Value Measurements
		at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets
		for	Significant
		Identical	Other	Significant
	As of	Assets or	Observable	Unobservable
	December 31,	Liabilities	Inputs	Inputs
	2007	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities(1)	$5,991	$5,991	$—	$—

	$5,991	$5,991	$—	$—

Liabilities
Derivative instruments (2)	$4,602	$—	$4,602	$—

	$4,602	$—	$4,602	$—

(1)	The fair values of the Company’s available-for-sale securities are based on quoted prices. During the three months ended March 31, 2008, all of the Company’s available-for-sale securities matured and the proceeds were invested in cash equivalents.

(2)	The fair values of the Company’s derivative instruments are based on the discounted expected future cash flows of the interest rate swaps based on LIBOR yield curves at the reporting date.
Note 11. Derivative Financial Instruments
The Company records derivative financial instruments at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its amendments in SFAS Nos. 137, 139, and 149, and per the guidance set forth in SFAS 157 as discussed in Note 10. The Company is required to measure all derivative instruments at fair value and to recognize all derivative instruments in its statement of financial position as either assets or liabilities depending on the rights or obligations under the contracts. The statement requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. The effective portion of a gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument is reported as a component of other comprehensive income. Ineffective portions of cash flow hedges and changes in fair value resulting in a gain or loss on a derivative instrument not designated as a hedging instrument are recognized currently in earnings.
As of March 31, 2008, the Company has two interest rate swaps to assist in management of the cost of debt, which are described more fully below. These interest rate swaps do not qualify for accounting treatment as cash flow hedges in accordance with SFAS No. 133; therefore, any changes in their fair values are recognized in current earnings.

On September 8, 2006, the Predecessor entered into two floating to fixed interest rate swap agreements related to construction project debt associated with the Snowflake plant that economically fixes the interest rate on its ID Bonds and a portion of the SWMP Construction Loan. The fair value of the Company’s interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the swap agreements. The Company’s liability, measured at fair value, related to these swap agreements was $4,787,000 and $4,602,000 as of March 31, 2008 and December 31, 2007, respectively. These swap agreements are summarized as follows:

	SWAP 1	SWAP 2
	(ID Bonds)	(SWMP Construction Loan)

Notional amount at March 31, 2008	$39,250,000	$9,001,000
Notional amount at December 31, 2007	$39,250,000	$6,289,000
Trade date	9/8/2006	9/8/2006
Termination date	1/2/2026	1/2/2014
Benchmark rate hedged	Muni Bond Index Rate (BMA)	3 Month LIBOR
Item description	Designated Bond	Designated Loan
Fixed rate	4.5%	5.2%
Fair value of liability at March 31, 2008	$4,407,000	$380,000
Fair value of liability at December 31, 2007	$4,297,000	$305,000
Note 12. Segment Disclosures and Related Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information about operating segments in interim reporting periods. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within the Company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.
The Company currently operates in only one primary segment focused on developing, owning and operating biomass to electricity power generation facilities. As such, no additional segment disclosures are presented related to revenues, profit or loss, or total assets for the three months ended March 31, 2008.
Note 13. Commitments and Contingencies
In the discussion which follows, the existing commitments and contingencies are categorized according to their origin (Catalytica, Snowflake Entities, post-merger Renegy). Regardless of origin, all such commitments and contingencies described represent commitments and contingencies of Renegy (Successor).
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
The Company has not recorded any liabilities related to possible breaches of Catalytica-related representations, warranties, covenants or agreements, as the Company believes the likelihood of claim for each to be remote.
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
Pursuant to the CoBank credit agreements, upon commencement of operation of the Snowflake plant, the Company must maintain a 2 1/2 year availability of fuel, other than paper sludge, either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such availability of fuel, other than paper sludge, is on the plant site at all times.
The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Post-merger Renegy-related
Merger Transaction representations and warranties
In connection with the Contribution and Merger Agreement, Worsley has agreed to indemnify Catalytica and Renegy and Renegy’s respective affiliates, directors, officers and employees from and against any and all damages arising out of, resulting from or in any way related to a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by any of the Snowflake entities and/or Worsley in the Contribution and Merger Agreement. Renegy and Catalytica have agreed to indemnify Worsley from and against any and all damages arising out of, resulting from or in any way related to (i) a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by Catalytica in the Contribution and Merger Agreement, and (ii) the construction cost guarantee of Worsley to CoBank up to $2 million. The respective obligations of the parties to indemnify for any breaches of their respective representations and warranties will survive until April 1, 2009, except for any indemnification claim resulting from fraud or intentional misrepresentation. No indemnification is required until the aggregate liability for a party exceeds $250,000, and the indemnity obligations of each party are subject to a $10 million cap, except in the case of fraud or intentional misrepresentation. The indemnification obligations of Worsley may be satisfied in cash or shares of the Company’s common stock based on a value of $12.25 per share, rounded up to the nearest whole share. Renegy’s obligation to indemnify Worsley may be satisfied by paying cash or shares of Renegy common stock, “grossed up” to reflect Worsley’s anticipated 58.5% ownership of Renegy’s outstanding common stock, which percentage was projected at the time of execution of the Contribution and Merger Agreement to exist at consummation of the Contribution and Merger Agreement using the treasury stock method. Specifically, Renegy may pay cash to Worsley in an amount equal to (i) the quotient obtained by dividing (a) the amount of the damages for which indemnification is being made by (b) 0.415, less (ii) the amount of such damages (the “adjusted damages”) or issue to the Worsley Trust such number of Renegy shares equal to the quotient obtained by dividing (i) the adjusted damages by (ii) $12.25, rounded up to the nearest whole share.
In addition, in connection with the Contribution and Merger Agreement, the Company has agreed to indemnify the Worsleys for any claims arising under their guarantee to Salt River Project relating to the payment of all sums owed by Snowflake to Salt River Project under its power purchase agreement with Snowflake and for maintaining a net worth of at least $35 million.
Overrun Guaranty
Pursuant to a sponsor guaranty, dated September 1, 2006 between R. Worsley and C. Worsley and CoBank ACB, R. Worsley and C. Worsley guaranteed the payment of all project costs in excess of the project cost budget of approximately $67.3 million (the “Project Cap”), as defined in the credit agreement dated September 1, 2006, as amended, by and among Renegy LLC, Renegy Trucking, Snowflake and CoBank ACB. Pursuant to the Contribution and Merger Agreement, the Company agreed to pay up to $2.0 million of project costs in excess of the Project Cap. Further, pursuant to an Overrun Guaranty dated May 8, 2007 (the “Overrun Guaranty”), the Worsleys agreed to pay to Renegy the amount by which project costs exceed the sum of the Project Cap and $2.0 million in sufficient time for the Company to be able to pay such excess project costs. A committee of independent directors (the “Special Committee”), acting on behalf of the Company, has the authority to enforce the Worsley’s obligations under the Overrun Guaranty.
In February 2008, the Company entered into a Letter Agreement (the “Letter Agreement”) between Renegy and the Worsleys, under which the Company will be responsible for the payment of an additional $6.0 million of capital costs beyond the Project Cap and the $2.0 million already payable by the Company as described above. The Letter Agreement provides the Company will have no obligation to pay for any project costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. In connection with the Letter Agreement, Worsley deposited $5.0 million cash in the Company’s general operating bank account on March 4, 2008.
Pursuant to the Letter Agreement, the Company entered into a Revolving Credit Agreement with the Worsleys pursuant to which the Worsleys agreed to lend Renegy up to $6.0 million, which could be drawn on by the Company beginning March 31, 2008 for general working capital purposes, including the payment of capital costs the Company agreed to pay as described above. On March 28, 2008, the Company entered into a credit agreement with Comerica, guaranteed by the Worsley’s and the Worsley Trust, providing for a non-revolving credit facility of up to $6.2 million, resulting in the termination of the Worsley line of credit.

Registration Rights Agreement
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
Susanville Land Lease and Option to Purchase
In connection with a lease agreement entered into in February 2008, the Company is leasing approximately 40 acres of land on which an idle biomass plant owned by the Company is located. This lease provides for monthly lease payments of $30,000 per month commencing January 31, 2008 and terminating no later than January 30, 2013. Simultaneously with entering in the lease, for consideration of $100,000, the Company entered into an Option Agreement (the “Option Agreement”) which provides the option to acquire the land for a purchase price of $80,000 per acre. The Option Agreement provides that the initial $100,000 payment shall be credited against the purchase price upon exercise of the purchase option. In addition, the lease provides that 100% of the first 24 months of lease payments made shall apply to the purchase price if exercised during the first 24 months, or 50% of all lease payments made shall apply to the purchase price if exercised anytime on or after the first day following the 24th month of the lease term.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following section provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto and our 2007 Annual Report on Form 10-KSB.
Forward-Looking Statements
This Management’s Discussion and Analysis and other parts of this Report on Form 10-Q and our 2007 Annual Report on Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions identify forward-looking statements, which are based on information available to us on the date hereof. We assume no obligation to publicly update or revise any such forward-looking statements.
You should not place undue reliance on forward-looking statements. They are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements.
Should the underlying assumptions associated with these forward-looking statements, or should one or more of the risks or uncertainties described in the section titled “Risk Factors” located within Part I, Item 1 of our 2007 Annual Report on Form 10-KSB and elsewhere in our 2007 Annual Report on Form 10-KSB, as well as in this Form 10-Q occur, our actual results could differ materially from those anticipated in these forward-looking statements.
Basis of Presentation
The following discussion and analysis of financial condition and results of operations covers periods prior to the consummation of the Merger Transaction (as defined herein) and periods subsequent to the consummation of the Merger Transaction. Information presented for the three months ended March 31, 2008 is based on the unaudited financial statements of the Company (as defined herein). Information presented for the three months ended March 31, 2007 is based on the unaudited financial statements of the Snowflake entities (as defined herein).

Introduction
Renegy is a renewable energy company focused on acquiring, developing and operating a growing portfolio of biomass to electricity power generation facilities to address an increasing demand for economical power relying on alternative energy sources. We seek to rapidly grow our portfolio of renewable energy assets within a five-year period through the acquisition of existing biomass to electricity facilities (both operating and idle), in addition to the development, construction and operation of new biomass facilities. Other business activities include an established fuel aggregation and wood products business, which harvests, collects and transports forest thinning and woody waste biomass fuel to our power plants, and which sells logs, lumber, shaved wood products and other high value wood by-products to provide additional value to our primary business operations.
History
Renegy was incorporated on May 1, 2007, as a wholly-owned subsidiary of Catalytica Energy Systems, Inc. (“Catalytica”), a Delaware corporation, for purposes of completing the transaction contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”) dated as of May 8, 2007, as amended, by and among (i) the Company, (ii) Catalytica, (iii) Snowflake Acquisition Corporation (“Merger Sub’”), a Delaware corporation and wholly-owned subsidiary of the Company, (iv) Renegy, LLC (“Renegy LLC”), an Arizona limited liability company, (v) Renegy Trucking, LLC (“Renegy Trucking”), an Arizona limited liability company, (vi) Snowflake White Mountain Power, LLC, an Arizona limited liability company (“Snowflake” and, together with Renegy LLC and Renegy Trucking, the “Snowflake entities”), (vii) Robert M. Worsley (“R. Worsley” or “Mr. Worsley”), (viii) Christi M. Worsley (“C. Worsley”) and (ix) the Robert M. Worsley and Christi M. Worsley Revocable Trust (the “Worsley Trust” and, together with R. Worsley and C. Worsley, “Worsley”).
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
The Snowflake entities were formed as single member Arizona limited liability companies in September 2004. Each of the Snowflake entities was organized to run in perpetuity or until terminated by the Board of Managers.
Overview
Our first project is a 24 megawatt (“MW”) biomass plant which is currently under construction near Snowflake, Arizona (the “Snowflake plant”). This biomass facility, which has synchronized to the electrical grid and is currently generating and selling test power in advance of commencing full commercial operations by June 30, 2008, has 15- and 20-year power purchase agreements (“PPAs”) in place with Arizona Public Service Co. (“APS”) and Salt River Project (“SRP”), respectively, Arizona’s two largest electric utility companies. The PPAs provide that all of the power generated over the respective term is pre-sold for the length of each respective PPA.
In November 2007, we acquired an idle biomass plant in Susanville, California. We currently estimate operations for this 13 MW plant could be restarted by early 2009, subject to the prospects and timing associated with securing financing necessary to refurbish the plant, obtaining any required construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a PPA for the power output of the plant, and other activities necessary to restart and operate the plant. However, if we are unsuccessful in our efforts to reinstate existing air permits and are required to secure new air permits for the plant, commissioning will likely be delayed until late 2009.
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
Our critical accounting policies and estimates are disclosed in our December 31, 2007 Annual Report on Form 10-K. No material changes to our critical accounting policies and estimates have occurred subsequent to December 31, 2007.
Results of Operations
The following table presents the results of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007	Change
Revenues	$347	$496	$(149)

Costs and expenses:
Cost of wood product operations	1,610	961	649
General, administrative and development	3,385	257	3,128
Loss (gain) on sale or disposal of assets	(160)	1	(161)

Total costs and expenses	4,835	1,219	3,616

Operating loss	(4,488)	(723)	(3,765)

Interest income	105	316	(211)
Other income	19	—	19
Interest expense	(23)	(280)	257
Other expense	(139)	(37)	(102)
Debt commitment fees	(261)	(265)	4
Change in fair value of derivative instruments	(186)	(75)	(111)

Net loss	$(4,973)	$(1,064)	$(3,909)

Comparison of the three month periods ended March 31, 2008 and 2007
Revenues. Revenues primarily resulted from the sale of wood related products and from forest thinning services. The Snowflake plant will not generate revenues until it commences operations, which is anticipated to occur in the second quarter of 2008.

Total revenues decreased by $149,000, or 30%, to $347,000 for the three months ended March 31, 2008, as compared to $496,000 for the three months ended March 31, 2007. This decrease was primarily attributable to declines in lumber sales and forest thinning services, partially offset by an increase in wood shavings sales. Lumber sales decreased by $234,000 due to the cessation of lumber production at our saw-mill in early 2007. Lumber sales of approximately $238,000 during the first quarter of 2007 resulted from sales of existing inventory; lumber sales of approximately $4,000 during the first quarter of 2008 are reflective of a nearly depleted lumber inventory. The decision to stop lumber production was made based on negative market conditions and increasing production costs relating to subcontractors operating the saw-mill. Revenues derived from forest thinning services decreased by $185,000, due to our inability to gain access to the forests due to weather conditions during the first quarter of 2008. Sales of pine shavings materials increased by $276,000 as our wood shavings operations did not begin until late November 2007.
During the three months ended March 31, 2008, two customers accounted for 92% of our revenues. During the three months ended March 31, 2007, five customers accounted for 91% of our revenues.
We believe the substantial majority of our 2008 revenues will be derived from the delivery of electric power pursuant to power purchase agreements with APS and SRP once the Snowflake plant becomes operational, which is anticipated to occur in the second quarter of 2008. To date, we have not recognized revenue or produced or sold electricity under these agreements. We believe 2008 total revenues will range between $10.0 million and $12.0 million, including $2.0 million to $3.0 million of revenues from our wood product operations, driven primarily by our wood shavings business. However, our expectations are subject to significant uncertainty, as they are heavily dependent upon commencement and ongoing commercial operations of our Snowflake plant.
Cost of Wood Product Operations. Costs of our fuel aggregation and wood product operations consists principally of purchased wood chips, direct labor, management wages, fringe benefits, outsourced labor, insurance, fuel, repairs and maintenance, and depreciation. These costs primarily relate to expenses incurred in the aggregation of inventories (biomass fuel) that will be burned in the power generation process and also include the costs related to wood products revenues.
Cost of wood product operations increased by $649,000, or 68%, to $1,610,000 for the three months ended March 31, 2008 as compared to $961,000 for the three months ended March 31, 2007. This increase was primarily due to increases in cost of shavings materials sold, impairment charges related to saw-mill equipment, and the level of expenses capitalized in inventory, partially offset by decreases in wood chips purchased, outsourced labor, and fuel. Costs related to sales of wood shavings increased by $176,000 due to startup of wood shavings operations in late November 2007. During the first quarter of 2008, the lease of our saw-mill operations and equipment was cancelled. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. Based on our estimate of undiscounted cash flows expected to be generated from the saw-mill long-term assets as compared to the carrying value of those assets, we determined the assets were impaired. The fair market value of those assets was then determined and an impairment charge, equal to the excess of the carrying value over fair value, was recorded totaling $109,000 during the first quarter of 2008. Direct and indirect costs capitalized in inventory decreased by $602,000, resulting in a corresponding increase in cost of wood product operations recognized during the first quarter of 2008, due to reduced efforts to accumulate biomass fuel as required reserves were reduced to decrease the risk of fire. Purchases of wood chips decreased by $263,000; also due to reduced efforts to accumulate biomass fuel reserves. Outsourced labor related to our saw-mill operations decreased by $106,000 due to cessation of lumber production in early 2007; no outsourced saw-mill labor was incurred during the first quarter of 2008. Fuel usage decreased by $112,000, due to decreased forest thinning activities resulting from poor weather conditions during the first quarter of 2008.
We believe 2008 cost of wood product operations will be higher than 2007, as these costs generally vary directly in relation to revenues, which we anticipate will be significantly higher in 2008.
Loss (Gain) on Sale or Disposal of Assets. Gain on sale or disposal of assets increased by $161,000. During the second quarter of 2007, the wood chip piles adjacent to the Snowflake plant site caught fire resulting in a significant loss of our wood fuel supply and causing damage to certain equipment. Insurance reimbursements related to the wood chips were recorded when received during the third quarter of 2007. During the first quarter of 2008, we received a $160,000 insurance reimbursement related to the equipment and recorded a gain on sale or disposal of assets.
We do not anticipate any significant sales or disposals of assets that might result in a gain or loss during the remainder of fiscal 2008.

General, Administrative and Development (“GA&D”) Expenses. GA&D includes wages and related benefits, stock compensation, facilities and equipment rent, utilities, insurance, depreciation, consulting and professional services, marketing, legal, travel, supplies, and accounting and auditing services. For the first quarter of 2007, GA&D included expenses incurred by the Snowflake entities. For the first quarter of 2008, GA&D reflects the combined expenses incurred by the Snowflake entities and Catalytica resulting from the consummation of the Merger Transaction.
GA&D increased by $3,128,000 to $3,385,000 for the three months ended March 31, 2008 as compared to $257,000 for the three months ended March 31, 2007. The increase was in part due to increases in various expenses resulting from the combination of the Snowflake entities and Catalytica, reflecting incremental corporate administrative and management expenses; those increases summarized as follows: (i) salaries — $583,000, (ii) incentive bonus accruals - $272,000, (iii) board fees — $105,000, (iv) change of control retention bonus — $169,000, and (v) audit and tax services — $202,000. The remainder of the increase was primarily due to increases in stock compensation, relocation and recruiting, consulting and outside contractors, rent, and legal expenses. Stock compensation increased by $278,000 due to issuance of annual incentive plan option grants and warrants to an outside consultant. Relocation and recruiting increased by $224,000 primarily due to expenses associated with the employment of our chief operating officer in March 2008. Consulting and outside contractors increased by $451,000 due to expenses incurred with investment banking and investor relations firms and other consultants assisting us with evaluating prospects for our growth strategy, in addition to fuel studies conducted jointly with a local university. Rent expense increased by $92,000 due to the Susanville land lease entered into in February 2008 and corporate office space assumed in the merger. Legal expenses increased by $509,000 related to work performed in various contract negotiations, corporate compliance, plant construction cost overrun issues related to the Merger Transaction, and preparation of documents related to our line of credit with Comerica.
We expect GA&D for the remainder of 2008 to average approximately $2.0 million per quarter, reflecting significant public company expenses and a high level of development expenses in pursuing our renewable energy growth strategy.
Interest and Other Income. Interest income is generated from money market and short-term investments. Other income consists of other non-operating gains and losses, for which amounts are not material for separate presentation.
Interest income decreased by $211,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was primarily due to declining cash and investment balances resulting from the funding of our operations and plant construction.
Interest and Other Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations. Other expense reflects other non-operating expenses, primarily related to amortization of deferred financing costs capitalized in connection with issuance of project debt financing associated with our Snowflake plant.
Interest expense decreased by $257,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Per FAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” interest earned on our restricted cash reduces the amount of interest capitalized. Interest income on cash balances restricted for use in construction of our Snowflake plant declined between periods. As a result, as interest income declines, interest expense associated with construction of our Snowflake plant decreases on a net basis due to increased capitalization.
We expect interest expense to significantly increase upon commencement of commercial operations of the Snowflake plant, as once the plant is operational we will no longer capitalize interest expense as part of plant construction. We anticipate interest expense to range between $0.5 and $0.7 million per quarter beginning in the third quarter of 2008.
Debt Commitment Fees. We incur significant debt commitment fees, primarily related to fees paid to maintain letters of credit securing our Solid Waste Disposal Revenue Bonds (“ID Bonds”).
Debt commitment fees incurred between comparative periods were not materially different.
Change in Fair Value of Derivative Instruments. We have two floating to fixed interest rate swap agreements related to construction project debt that economically fixes the interest rate on our ID Bonds and a portion of our other long-term debt. These interest rate swaps do not qualify for accounting treatment as cash flow hedges; therefore, changes in their fair values are recognized in other income (expense).

The change in fair value of derivative instruments resulted in a charge of $186,000 during the first quarter of 2008 and $75,000 during the first quarter of 2007 due to changes in market interest rates and the related impact on the fair value of the swap agreements.
Income Taxes. Prior to consummation of the Merger Transaction, the Snowflake entities were limited liability companies with a single owner, and as such, each entity was disregarded for federal and state income tax purposes. Accordingly, no federal or state income tax benefit was recorded for the three months ended March 31, 2007. Subsequent to consummation of the Merger Transaction, the Company is taxed as a corporation; however, no benefit from income taxes was recorded on the losses incurred during the three months ended March 31, 2008 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from such losses. We do not believe we will incur any material income taxes in the foreseeable future.
Liquidity and Capital Resources
Our total cash and cash equivalents was approximately $11.1 million at March 31, 2008. Additionally, we had approximately $0.1 million of remaining restricted cash for construction of the Snowflake plant as of such date. Other balance sheet accounts, such as those included in working capital, i.e. accounts receivable, inventories, trade payables and accrued liabilities, are not considered significant in evaluating our liquidity and capital resources at March 31, 2008.
Our total cash, cash equivalents, restricted cash and short-term investments decreased by $7.0 million during the quarter ended March 31, 2008. This decrease was primarily driven by cash used in operating activities of $2.5 million and capital expenditures of $9.5 million, partially offset by an equity infusion of $5.0 million from Worsley as described below.
Pursuant to a sponsor guaranty, dated September 1, 2006 between R. Worsley and C. Worsley and CoBank ACB, R. Worsley and C. Worsley guaranteed the payment of all project costs in excess of the project cost budget of approximately $67.3 million (the “Project Cap”), as defined in the credit agreement dated September 1, 2006, as amended, by and among Renegy LLC, Renegy Trucking, Snowflake and CoBank ACB. Pursuant to the Contribution and Merger Agreement, we agreed to pay up to $2.0 million of project costs in excess of the Project Cap. Further, pursuant to an Overrun Guaranty dated May 8, 2007 (the “Overrun Guaranty”), the Worsleys agreed to pay to us the amount by which project costs exceed the sum of the Project Cap and $2.0 million in sufficient time for us to be able to pay such excess project costs. A committee of independent directors (the “Special Committee”), acting on behalf of us, has the authority to enforce the Worsley’s obligations under the Overrun Guaranty.
In February 2008, we entered into a Letter Agreement (the “Letter Agreement”) between us and the Worsleys, under which we will be responsible for the payment of an additional $6.0 million of capital costs beyond the Project Cap and the $2.0 million already payable by us as described above. The Letter Agreement provides we will have no obligation to pay for any project costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. In connection with the Letter Agreement, Worsley deposited $5.0 million cash in our general operating bank account on March 4, 2008. We currently believe that our total Project Costs for the Snowflake Plant will exceed the Project Cap by approximately $16.0 million. As such, Worsley will be responsible to infuse funds into the Company to comply with the Overrun Guaranty and Letter Agreement. We believe Worsley will make such payments when required.
On March 28, 2008, we entered into a credit agreement with Comerica Bank (“Comerica”) providing for a non-revolving credit facility of up to $6.2 million from Comerica (the “Comerica Credit Agreement”). Interest on borrowings under the Comerica Credit Agreement will bear interest at the Prime Rate as publicly announced by Comerica, plus one percentage point, or at our election, at the applicable London Inter-Bank Offered Rate (“LIBOR”), plus 3.75 percentage points. The Comerica Credit Agreement is secured by a deposit of $450,000 (funded during the second quarter of 2008) and a pledge of all of our assets, other than those assets pledged to CoBank, and by a guarantee from Worsley. The Comerica Credit Agreement also requires that we maintain minimum liquidity of $1.0 million, excluding the $450,000 security deposit, either in cash or in the form of readily marketable securities, tested monthly. All outstanding principal and interest under the Comerica Credit Agreement must be repaid by March 31, 2009. As of March 31, 2008, we have not drawn on this line.

Capital expenditures during the three months ended March 31, 2008 were primarily attributable to the construction of the Snowflake plant. It is anticipated that we need to spend a remaining $6.5 million in project costs, as defined in the CoBank financing agreements, to complete the Snowflake plant and begin commercial operations. We anticipate funding this amount from our general corporate funds and infusions from Worsley related to the Letter Agreement described above.
We anticipate incurring significant losses and negative cash flow until commencement of operations of the Snowflake plant. Upon commencement of operations of the Snowflake plant, which is anticipated to occur by June 30, 2008, we will begin to generate revenue from such plant. We anticipate generating positive cash flow from the operation of the Snowflake plant, in the range of $2 million to $3 million during the first full year of operation. However, such cash flow will not be sufficient to cover our corporate overhead, including the business development costs of seeking to acquire and/or develop additional power plants, and other operating expenses, including our fuel aggregation and wood products business and various lease and financing obligations for property, plant and equipment (collectively, our “corporate overhead”). Our minimum debt and lease principal payments for the next twelve months total approximately $1.5 million. In addition, we anticipate we will incur approximately $3.5 million in interest and other financing costs related to those credit facilities. Thus, we will not generate positive cash flow on a consolidated basis until we acquire or develop additional power plants to allow us to cover our corporate overhead costs. Further, if the costs to operate the Snowflake plant are higher than anticipated or if power production from the plant is lower than anticipated, we will have reduced cash flow from the operation of the plant. It is possible that the plant could generate negative cash flow during various periods, in which case we would be required to fund such negative cash flow.
We anticipate that our capital requirements beyond the Snowflake power plant will be significant over the next several years. Our business objective is to become a leading independent power producer of biomass electricity in North America to address a growing demand for green, renewable and economical power. We seek to rapidly grow our portfolio of renewable energy assets within a five-year period through the acquisition and operation of existing and idle biomass to electrical facilities, in addition to the development, construction and operation of new facilities. We will need significant additional debt and equity financing to pursue our expanded vision and rapid growth strategy. The nature and amount of such capital requirements cannot be definitively determined at this time. However, our objective is to leverage project debt financing on individual projects when available.
We believe our available cash and cash equivalents at March 31, 2008, our debt capacity, and our restricted cash balances, along with additional cash infusions by Worsley relating to our Snowflake power plant and its cost overrun, will provide sufficient capital to complete construction of the Snowflake biomass plant and to fund our operations as currently conducted until December 31, 2008, excluding investments necessary to refurbish the Susanville plant and the funding of acquisitions associated with our growth strategy. However, if commercial operations of the Snowflake plant are delayed beyond the anticipated start date, the plant generates less revenue or incurs more expenses than anticipated, our fuel aggregation and wood products business does not generate positive cash flow, we are unable to comply with the terms of our loan agreements, or other unanticipated costs or development expenses arise, we likely will not have sufficient funds to continue our operations until December 31, 2008. Moreover, even if our funds are sufficient to continue our operations as presently conducted until December 31, 2008, we cannot become cash flow positive without the acquisition and/or development of additional power plants, and we do not currently have the funds to acquire or develop any such plants. For this reason, and because we intend to pursue a strategy of growing our business through the acquisition, development and operation of existing and idle power plant facilities, we will need significant additional capital. We have entered into letters of intent to acquire one operating and one idle biomass facility during 2008. However, we do not have the funds to acquire either of such facilities, or to restart the idled facility even if acquired, and we will be unable to purchase such facilities without equity and/or debt financing. Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to, the success of the Snowflake biomass plant, our ability to manage our fuel aggregation and wood products business, and our ability to acquire and operate existing and idle biomass facilities and to construct and operate new facilities. Further, if we are unable to raise capital in 2008 to fund our operations for 2009 and beyond, we will not be able to continue our business as currently anticipated and will be required to take significant actions which may include, but are not limited to, restructuring of the Company’s indebtedness; drastically reducing corporate overhead; or selling the Snowflake plant, Susanville plant, wood products business, or the Company in its entirety.

In addition, we continue to actively pursue acquisitions and other business opportunities, including but not limited to, mergers or other strategic arrangements (collectively referred to as “Strategic Opportunities”). Such Strategic Opportunities likely would require the use of additional funds, reducing our available capital prior to December 31, 2008, and require additional equity or debt financing.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Renegy is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Although we may be subject to routine litigation that is incidental to our business from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.
Item 1A. RISK FACTORS
Renegy is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item. Nonetheless, in addition to the other information set forth in this report, you should carefully consider the risk factors set forth within Part 1, “Item 1. Description of Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially and adversely affect the value of our business, financial condition or future operating results. These risk factors may not be exhaustive, and new risks emerge from time to time. There have not been any material changes to the risk factors disclosed in the above-mentioned Form 10-KSB during the three months ended March 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
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

3.1	(5)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Amended and Restated Bylaws of the Registrant.
4.1	(5)	Stock Specimen of the Registrant.
4.2	(4)	Registration Rights Agreement dated as of October 1, 2007 between the Registrant and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
4.3	(4)	Common Stock Purchased Warrant issued October 1, 2007 to the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.1	(5)*	2007 Equity Incentive Plan.
10.2	(5)*	Form of Stock Option Agreement.
10.3	(6)	Office Lease between Renegy Holdings, Inc. and Hayden Ferry Lakeside, LLC, dated January 17, 2008.
10.4	(7)	Lease between Renegy Susanville, LLC and Sierra Pacific Industries dated January 31, 2008.
10.5	(7)	Option Agreement between Renegy Susanville, LLC and Sierra Pacific Industries dated January 31, 2008.
10.6	(7)	Letter Agreement, dated February 12, 2008, by and between the Registrant and Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.7	(7)	Revolving Credit Agreement, dated February 12, 2008, by and among the Registrant, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.8	(7)	SCR-Tech Sale and Share Ownership Reconciliation Agreement, dated February 12, 2008, between the Company and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.9	(8)	Continuing Guarantee of the Registrant, dated March 17, 2008.
10.10	(9)	Credit Agreement dated as of March 28, 2008, between the Registrant and Comerica Bank.
10.11	(9)	Non-Revolving Line of Credit Promissory Note Payable by the Registrant to Comerica Bank dated as of March 28, 2008.

Exhibit
Number	Notes	Description

10.12	(9)	Cash Collateral Account Agreement dated as of March 28, 2008, between the Registrant and Comerica Bank.
10.13	(9)
Fourth Amendment to Credit Agreement, by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of March 28, 2008.

10.14	(9)	Extension Letter dated March 11, 2008 under Amended Restated Transaction Confirmation by and between Snowflake White Mountain Power, LLC and Arizona Public Service Company.
10.15	(9)
First Amendment to Second Amended and Restated Renewable Energy Purchase and Sale Agreement, by and between Snowflake White Mountain Power, LLC and Salt River Project Agricultural Improvement and Power District, dated as of March 27, 2008.

10.16	(10)
Fifth Amendment to Credit Agreement and Consent by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Truck, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of April 10, 2008.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+	Confidential treatment has been granted for portions of these agreements.

*	Represents management contracts or compensatory plans for executive officers and directors.

**	Filed herewith.

(1)	Incorporated by reference to Annex A to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(2)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 21, 2007.

(3)	Incorporated by reference to Annex D to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(4)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 1, 2007.

(5)	Incorporated by reference to exhibits filed with our Form 10QSB, filed on November 14, 2007.

(6)	Incorporated by reference to exhibits filed with our Form 8-K, filed on January 23, 2008.

(7)	Incorporated by reference to exhibits filed with our Form 8-K, filed on February 13, 2008.

(8)	Incorporated by reference to exhibits filed with our Form 8-K, filed on March 20, 2008.

(9)	Incorporated by reference to exhibits filed with our Form 10-KSB, filed on March 31, 2008.

(10)	Incorporated by reference to exhibits filed with our Form 8-K, filed on April 15, 2008.

RENEGY HOLDINGS, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2008

RENEGY HOLDINGS, INC. (Registrant)
By:	/s/ Robert W. Zack
Robert W. Zack
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.