Form 10-Q
period 2008-06-30
Renegy Holdings, Inc.
filed 2008-08-14
CIK 1398931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to                     .
Commission File No. 001-33712

RENEGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8987239
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
60 E. Rio Salado Parkway, Suite 1012
Tempe, Arizona 85281-9501
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
Yes ☐ No ☑
As of August 9, 2008 there were outstanding 6,207,812 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.

RENEGY HOLDINGS, INC.
FORM 10-Q
June 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Revenues
Power generation	$921	$—	$921	$—
Wood product and other	188	284	536	780

Total revenues	1,109	284	1,457	780

Costs and expenses:
Plant operating expenses	1,753	—	1,799	—
Cost of wood product operations	255	4,335	1,819	5,295
General, administrative and development	2,525	219	5,911	477
Loss (gain) on sale or disposal of assets	3	88	(157)	88

Total costs and expenses	4,536	4,642	9,372	5,860

Operating loss	(3,427)	(4,358)	(7,915)	(5,080)

Other income (expense):
Interest income	39	213	145	529
Other income	—	—	19	—
Interest expense	(28)	(227)	(51)	(508)
Other expense	(62)	(37)	(201)	(73)
Debt commitment fees	(265)	(306)	(526)	(571)
Change in fair value of derivative instruments	1,206	1,864	1,019	1,788

Net loss	$(2,537)	$(2,851)	$(7,510)	$(3,915)

Net loss per common share:
Basic and diluted	$(0.41)	$(0.76)	$(1.21)	$(1.04)

Weighted average shares:
Basic and diluted	6,208	3,774	6,208	3,774

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,560	$9,769
Restricted cash	767	2,411
Short-term investments	—	5,991
Receivables	723	864
Biomass fuel and inventories	5,702	5,128
Prepaid expenses and other assets	1,028	362

Total current assets	11,780	24,525

Property and equipment:
Leasehold improvements	781	265
Machinery and equipment	9,971	5,387
Biomass plant	63,747	—
Construction in progress, biomass plant	—	54,626
Construction in progress, other	301	981
Less accumulated depreciation and amortization	(2,352)	(1,760)

Total property and equipment	72,448	59,499

Deferred financing costs, net	2,531	2,732
Idle property and equipment	1,375	1,300
Other assets	318	111

Total assets	$88,452	$88,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,914	$2,967
Accrued payroll and benefits	453	789
Accrued liabilities and other	3,166	2,103
Non-revolving line of credit	2,000	—
Advance to related party	600	—
Current portion of long-term debt	2,076	776
Current portion of fair value of derivative instruments	1,119	389

Total current liabilities	11,328	7,024
Fair value of derivative instruments, net of current portion	2,464	4,213
Long-term debt, net of current portion	50,581	50,942
Other long-term liabilities	222	—

Total liabilities	64,595	62,179
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,500 shares authorized, none issued	—	—
Common stock, $0.001 par value; 43,000 shares authorized; 6,208 and 6,208 issued and outstanding, respectively	6	6
Additional paid-in capital	54,988	49,606
Accumulated deficit	(31,137)	(23,627)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	23,857	25,988

Total liabilities and stockholders’ equity	$88,452	$88,167

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(7,510)	$(3,915)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment	776	411
Impairment of long-lived assets	109	—
Amortization of deferred financing costs	201	76
Change in fair value of derivative instruments	(1,020)	(1,788)
Provision for uncollectible accounts	6	—
Stock based compensation	383	—
Inventory and equipment losses related to fire	—	3,318
Loss (gain) on sale or disposal of assets	11	(10)
Changes in operating assets and liabilities:
Receivables	135	50
Biomass fuel and inventories	(731)	(1,413)
Prepaid expenses and other current assets	(479)	(1,154)
Accounts payable	1,622	(414)
Accrued payroll and benefits	(336)	11
Accrued liabilities and other	141	756

Net cash used in operating activities	(6,692)	(4,072)

Cash flows from investing activities:
Maturities of available-for-sale investments	5,988	—
Proceeds from sale of restricted cash investments	—	12,767
Net change in restricted cash investments	1,644	—
Sale of property and equipment	4	13
Additions to property and equipment	(15,151)	(14,535)
Change in other assets	(238)	—

Net cash used in investing activities	(7,753)	(1,755)

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Successor)	(Predecessor)
Cash flows from financing activities:
Proceeds from issuance of notes payable	2,879	3,474
Repayments of notes and leases payable	(243)	(52)
Advances from related party	600	—
Contributions from majority shareholder	5,000	—
Contributions from member	—	2,564

Net cash provided by financing activities	8,236	5,986

Net increase (decrease) in cash and cash equivalents	(6,209)	159
Cash and cash equivalents at beginning of period	9,769	31

Cash and cash equivalents at end of period	$3,560	$190

Supplemental disclosures of noncash investing and financing activities
Additions of property, plant and equipment financed with payables	$1,237	$2,881

Additions of property, plant and equipment financed with capital leases	$304	$788

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Consolidation and Recent Accounting Pronouncements
Formation and Operations of the Company. Renegy Holdings, Inc. (“Renegy,” or the “Company,”) was incorporated on May 1, 2007 as a wholly-owned subsidiary of Catalytica Energy Systems, Inc. (“Catalytica”), a Delaware corporation, for purposes of completing the transaction contemplated by the Contribution and Merger Agreement (the “Contribution and Merger Agreement”) dated as of May 8, 2007, as amended, by and among (i) the Company, (ii) Catalytica, (iii) Snowflake Acquisition Corporation (“Merger Sub’”), a Delaware corporation and wholly-owned subsidiary of the Company, (iv) Renegy, LLC (“Renegy LLC”), an Arizona limited liability company, (v) Renegy Trucking, LLC (“Renegy Trucking”), an Arizona limited liability company, (vi) Snowflake White Mountain Power, LLC, an Arizona limited liability company (“Snowflake” and, together with Renegy LLC and Renegy Trucking, the “Snowflake entities”), (vii) Robert M. Worsley (“R. Worsley” or “Mr. Worsley”), (viii) Christi M. Worsley (“C. Worsley” and together with R. Worsley, the “Worsleys”) and (ix) the Robert M. Worsley and Christi M. Worsley Revocable Trust (the “Worsley Trust” and, together with R. Worsley and C. Worsley, “Worsley”).
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
In accordance with SFAS No. 141, “Business Combinations,” the Snowflake entities were considered to have acquired Catalytica. Accordingly, the purchase price was allocated among the fair values of the assets acquired and liabilities assumed of Catalytica, and the historical results of the Snowflake entities became the basis of comparative historical information of the combined company. Although the Company continued as the surviving legal entity after the Merger Transaction, the accompanying information presents the results of the Company for the three and six months ended June 30, 2008 (“Successor”) and the comparative results of the Snowflake entities for the three and six months ended June 30, 2007 (“Predecessor”). All references to the three or six months ended June 30, 2008 refer to results of the Company. All references to the three or six months ended June 30, 2007 refer to the Predecessor’s results.
Prior to consummation of the Merger Transaction, Mr. Worsley operated the Snowflake entities as single member Arizona limited liability corporations. In connection with consummation of the Merger Transaction, Worsley became the majority stockholder of the Company. As of June 30, 2008, Worsley held approximately 57.2% of the Company’s outstanding shares.
Description of Business. Renegy is a renewable energy company focused on acquiring, developing and operating a growing portfolio of biomass power generation facilities to address an increasing demand for economical power relying on alternative energy sources. The Company seeks to rapidly grow its portfolio of renewable energy assets within a five-year period through the acquisition of existing biomass facilities (both operating and idle), in addition to the development, construction and operation of new facilities. Other business activities include an established fuel aggregation business, which collects and transports forest thinning and woody waste biomass fuel to the Company’s power plants, and which sell logs, lumber, shaved wood products and other high value wood by-products to provide additional value to the Company’s primary business operations.
The Company’s current biomass power generating assets include a 24 megawatt (“MW”) facility near Snowflake, Arizona (the “Snowflake plant”), which has synchronized to the electrical grid and began generating and selling commercial power during the second quarter of 2008, and an idle 13 MW biomass plant in Susanville, California (the “Susanville plant”), which the Company intends to refurbish and restart by early 2010. Renegy has also signed Letters of Intent for the acquisition of two additional biomass facilities; one related to an operating 20 MW facility in Loyalton, California and another related to an idle 18 MW facility in Ione, California. Both of these opportunities under Letters of Intent have the potential to reach financial close during the fourth quarter of 2008, subject to Renegy’s completion of final due diligence, entering into definitive purchase agreements for the plants, securing necessary financing, and certain other closing conditions.

The Company seeks to become a leading biomass to electricity independent power producer (“IPP”) in North America utilizing wood waste as a primary fuel source. The Company plans to continue seeking strategic growth opportunities, including the acquisitions of additional biomass to electricity power generating facilities and related businesses, and the construction of new biomass power plants. The Company also plans to continually explore opportunities to expand its fuel aggregation business to support future biomass power facilities. The Company has already identified and begun to explore multiple additional biomass project opportunities totaling more than 1,000 MW of power output as well as strategic business acquisition opportunities that complement its current business activities, build upon its core competencies, and strengthen its market position.
Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet data for December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with Renegy’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.
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
Principles of Consolidation.
Predecessor
The combined financial statements include the accounts of the Snowflake entities. All material intercompany accounts and transactions have been eliminated in combination. All material intercompany transactions were conducted at arm’s length in the opinion of management of the Snowflake entities. The combined financial statements are presented as a pooling of interests in accordance with AICPA Practice Bulletin 14, “Accounting and Reporting by Limited Liability Companies and Limited Liability Partnerships.”
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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. SFAS 159 is effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 159 on January 1, 2008. The Company did not elect to measure financial instruments and other items at fair value and therefore, the adoption did not have a material impact on its consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact, if any; the adoption of SFAS 161 will have on the disclosures included in the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have an impact on our consolidated financial position, results of operations or liquidity, as this new standard codifies existing GAAP, rather than modifying GAAP.
Note 2. Operations and Financing
The Company and its Predecessor have incurred significant losses and negative cash flows since inception. The Company has financed its operations and the construction of the Snowflake plant primarily through the issuance of bonds, borrowings under construction and term loans with a bank, cash and short-term investments obtained in the acquisition of Catalytica, proceeds from the sale of Catalytica’s SCR-Tech subsidiary, an equity infusion from Worsley, an advance from Worsley, and borrowings under a line of credit.
During the first half of 2008, the Company secured a $6.2 million line of credit, obtained an equity infusion of $5.0 million from Worsley to cover certain cost overruns at the Snowflake plant, and received a $0.6 million advance from Worsley. In July 2008, the Company received an additional $0.4 million advance from Worsley. In August 2008, such advances were converted to a convertible note, which is described more fully in Note 15. The Company believes that these funds, along with the funding by Worsley of the debt service reserve (as defined in the CoBank debt agreements) pursuant to a second letter agreement (see Note 15), cash generated by its Snowflake operations, and its cash, cash equivalents, and restricted cash balances at June 30, 2008, will be sufficient to satisfy the Company’s liquidity requirements through September 2008.

Pursuant to a second letter agreement (see Note 15), Worsley has committed to use commercially reasonable efforts to personally provide the Company up to an additional $4.0 million, if necessary, under the same terms as the convertible note as described in Note 15, to fund operations for the remainder of 2008.
The Snowflake plant was synchronized to the electrical grid and is currently generating and selling commercial power to Arizona Public Service Co. (“APS”) and Salt River Project (“SRP”) in accordance with the terms of power purchase agreements (“PPAs”) with those parties. However, the Snowflake Plant has not yet achieved term conversion as defined in its credit agreement with CoBank, which is expected to occur on or before August 31, 2008. If certain milestones are not reached by August 31, 2008, the entire principal amount of the Company’s outstanding borrowings with CoBank will not convert into term loans and instead will become due and payable, which would have a material adverse effect on the Company’s financial position and cash flows. In such event, the Company would be required to seek an extension of the terms of such debt, seek to refinance such debt or seek alternative debt or equity financing. No assurance can be given that such financing will be available on acceptable terms, or at all.
The Snowflake plant is expected to generate positive cash flows once fully operational. However, these cash flows will not fully offset our corporate overhead and debt payment requirements. Failure to achieve positive cash flows from the Snowflake plant would likely have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows. We cannot become cash flow positive without the acquisition and/or development of additional power plants, and we do not currently have the funds to acquire or develop any such plants. The Company is actively seeking third party debt and equity financing. Additionally, the Company is exploring a transaction to monetize production tax credits and other tax attributes of its Snowflake plant. No assurance can be given that additional financing will be available on acceptable terms, or at all.
Further, if the Company is out of compliance with its loan agreements, including but not limited to, a determination that there is a material adverse change under our financing arrangements; or if the Company is unable to raise additional capital or secure additional financing from Worsley or third parties for the remainder of 2008 and beyond; the Company will not be able to continue its business as currently anticipated and will be required to take significant actions which may include, but are not limited to, restructuring of the Company’s indebtedness; drastically reducing corporate overhead; or selling the Snowflake plant, Susanville plant, fuel aggregation and wood products business, or the Company in its entirety. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.
Note 3. Other Financial Data
Statements of Operations Supplemental Information
Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2008	2007	2008	2007
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net loss	$(2,537)	$(2,851)	$(7,510)	$(3,915)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	—	—	(3)	—

Comprehensive loss	$(2,537)	$(2,851)	$(7,513)	$(3,915)

During the three months ended March 31, 2008, all of the Company’s available-for-sale securities matured or were liquidated and the proceeds were invested in cash equivalents. At June 30, 2008, the balance of accumulated other comprehensive income (loss) was zero.
Balance Sheets Supplemental Information
Biomass Fuel and Inventories
Biomass fuel represents organic materials consisting principally of wood chips, forest slash, woody waste, and logs. After commencement of operations of the Snowflake plant during the second quarter of 2008, the majority of biomass fuel will be processed and burned in the power generation process in the Company’s Snowflake plant. The costs of aggregating and preparing those organic materials for use are capitalized as incurred. Such costs include direct and indirect expenses of the fuel aggregation operations. Varying quantities of wood chips are purchased from external sources and are capitalized at cost. Materials used in the power generation process are relieved at weighted-average cost.
Prior to commencement of operations of the Snowflake plant, biomass fuel was classified as inventories and accounted for in accordance with SFAS No. 151, “Inventory Costs.” Certain lumber and mulch inventory was held for sale to retailers. Inventories were stated at the lower of cost or market based on the first-in, first-out method. Abnormal costs related to inefficiencies incurred in inventory procurement and aggregation, freight, and handling costs were recognized as current period charges in cost of wood products operations and were approximately $0.6 and $1.0 million during the three and six months ended June 30, 2007, respectively.
During April and June 2007, the wood chip piles located adjacent to the Snowflake plant site caught fire, resulting in a loss of approximately $3.3 million in the second quarter of 2007.
Idle Property and Equipment
Idle property and equipment consists of (in thousands):

	June 30,	December 31,
	2008	2007
Susanville biomass plant	$1,300	$1,300
Sawmill equipment	75	—

	$1,375	$1,300

In November 2007, the Company acquired an idle biomass plant in Susanville, California. The property and equipment acquired in that purchase is classified as idle property and equipment until efforts to refurbish the plant to operational status begin, anticipated for early 2010. Sawmill equipment, which was written down to fair value during the three months ended March 31, 2008 as described in Note 6, is classified as idle property and equipment until a decision is made to sell the equipment or resume operations.

Long-Term Debt
The Company’s long-term debt and capital lease obligations balances are summarized as follows (in thousands):

	June 30,	December 31,
	2008	2007
“ID Bonds” — Solid Waste Disposal Revenue Bonds, due 2037, principal repayments required January 2014 through January 2026 per related letter of credit, quarterly payments of interest at a variable rate determined by the bond underwriter (1)	$39,250	$39,250
“SWMP Construction Loan” — construction loan to bank, converts to term loan no later than August 31, 2008, principal payments through maturity in January 2014, quarterly payments of interest at LIBOR plus 1.5% through March 2013, then LIBOR plus 1.8% through maturity in January 2014 (1)	9,302	9,302
“Renegy Term Facility” — construction loan to bank, converts to term loan no later than August 31, 2008, principal payments through maturity in January 2013, quarterly payments of interest at 7.2% per annum through maturity	1,492	1,471
“Chase Lease” — equipment loan to bank, monthly payments of interest at prime less 1% until conversion to note payable in May 2008; monthly payments of principal and interest at 6.6% per annum from June 2008 through May 2013	1,652	1,372
Other	961	323

Total debt	52,657	51,718
Less current maturities	(2,076)	(776)

Long-term debt, net of current portion	$50,581	$50,942

(1)	ID Bonds and SWMP Construction Loan are subject to a floating to fixed interest rate swap at closing through maturity (see Note 11).
Note 4. Net Income (Loss) per Share (“EPS”)
Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each reporting period. For the three and six months ended June 30, 2008, the weighted average number of shares outstanding is based on the actual number of shares outstanding for the period. For the three and six months ended June 30, 2007 of the Predecessor, the weighted average number of shares outstanding is based on the number of shares of Renegy common stock issued to the Worsley Trust in the Merger Transaction. Diluted EPS includes the effect of dilutive securities assumed to be exercised using the treasury stock method. As the potentially dilutive securities were anti-dilutive because net operating losses were incurred for the three and six months ended June 30, 2008 and 2007, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share for each of those periods. Total options outstanding as of June 30, 2008 and 2007 were 711,566 and zero, respectively. Total warrants outstanding as of June 30, 2008 and 2007 were 2,533,023 and zero, respectively.
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
In January 2008, the Company issued warrants to purchase 60,000 shares of Renegy’s common stock to a consultant. These warrants vest equally over twelve months, with the initial 5,000 shares vesting on February 1, 2008, and the warrants expire on January 1, 2015. Stock based compensation related to these warrants is calculated by estimating the fair value of each tranche as it vests.
The following amounts of stock based compensation, net of forfeitures, were recognized as a component of general, administrative and development expenses in the accompanying financial statements (in thousands):

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	$63	$—	$307	$—
Warrants	42	—	76	—

	$105	$—	$383	$—

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
During 2007, due to declines in lumber prices and increased operating costs, the Predecessor ceased operating its sawmill and began leasing the sawmill facility and equipment to an independent operator. In early 2008, this lease was cancelled. As this event represented a significant adverse change in the extent or manner in which the sawmill asset group was being used, the Company ceased depreciation of the asset group and performed an impairment test in which it determined the carrying value of the sawmill asset group would not be recoverable. Accordingly, the Company adjusted the carrying amount to fair value and recorded a $109,000 impairment charge in cost of wood product operations in the accompanying financial statements for the three months ended March 31, 2008.
Note 7. Major Customers and Suppliers
Three customers accounted for approximately 90% of the Company’s revenues for the three months ended June 30, 2008. Four customers accounted for approximately 91% of the Company’s revenues for the six months ended June 30, 2008. Three customers accounted for approximately 83% of the Predecessor’s revenues for the three months ended June 30, 2007. Six customers accounted for approximately 88% of the Predecessor’s revenues for the six months ended June 30, 2007.
The Company expects to receive the majority of its revenues for the foreseeable future from the sale of electrical power from its Snowflake plant in connection with PPAs secured with APS and SRP.
Four customers accounted for 93% of the Company’s trade accounts receivable at June 30, 2008. Two customers accounted for 94% of the Company’s trade accounts receivable at December 31, 2007.

The Company received a substantial portion of its supplies, materials and third party services used in construction of the Snowflake plant from four and six vendors during the three and six months ended June 30, 2008, respectively, totaling approximately $1.9 million and $7.3 million, respectively; and from sixteen vendors during the six months ended June 30, 2007, totaling approximately $13.3 million.
Note 8. Equity Infusion, Advance from Related Party, and Line of Credit
Pursuant to a sponsor guaranty and a letter agreement, which are described in Note 13, the Worsleys guaranteed the payment of all project costs associated with the construction and completion of the Snowflake plant in excess of the project cost budget of approximately $67.3 million (the “Project Cap”) plus $8.0 million of project costs in excess of the Project Cap agreed to be paid by the Company per the sponsor guaranty and letter agreement. Pursuant to those agreements, Worsley deposited $5.0 million cash in the Company’s general operating bank account in March 2008.
In June and July 2008, Worsley deposited $0.6 million and $0.4 million cash, respectively, in the Company’s general operating bank account to address the possibility of additional project costs in excess of the Project Cap prior to commencement of commercial operations of the Company’s Snowflake plant. Pursuant to a second letter agreement, which is described in Note 15, such funds were determined to exceed those required to cover such overrun amounts. As a result, the Company and Worsley agreed to convert such advances to a convertible note in August 2008.
On March 28, 2008, the Company entered into a credit agreement with Comerica Bank (“Comerica”) providing for a non-revolving credit facility of up to $6.2 million from Comerica (the “Comerica Credit Agreement”). Interest on borrowings under the Comerica Credit Agreement will bear interest at the Prime Rate as publicly announced by Comerica, plus one percentage point, or at our election, at the London Inter-Bank Offered Rate (“LIBOR”), plus 3.75 percentage points. The Comerica Credit Agreement is secured by a deposit of $450,000 (funded during the second quarter of 2008) and a pledge of all of the Company’s assets, other than those assets pledged to CoBank, and by a guarantee from Worsley. The Comerica Credit Agreement also requires that the Company maintain minimum liquidity of $1.0 million, excluding the $450,000 security deposit, either in cash or in the form of readily marketable securities, tested monthly. All outstanding principal and interest under the Comerica Credit Agreement must be repaid by March 31, 2009. As of June 30, 2008, the Company had drawn $2.0 million on this line.

Note 9. Capitalized Interest
The Company capitalizes interest expense in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants.” The Company capitalized interest expense associated with the construction of the Snowflake plant, net of the associated interest income associated with tax-exempt borrowings under the ID Bonds. Interest income associated with tax-exempt borrowings approximated zero and $6,000 for the three and six months ended June 30, 2008, respectively. Interest income of the Predecessor associated with tax-exempt borrowings approximated $284,000 and $510,000 for the three and six months ended June 30, 2007, respectively. Interest rates on loans entered into in association with the financing of the construction of the Snowflake plant are used as the basis for the weighted average interest rate for capitalization of interest expense. The Company’s approximately $39.3 million ID Bonds, approximately $9.3 million construction loan, and approximately $1.5 million term loan carry interest rates of 4.5%, 5.2%, and 7.2%, respectively (ID Bonds and construction loan reflect the floating to fixed interest rate swaps as described in Note 11). The resulting weighted average interest rate used in calculating capitalized interest was approximately 4.7% during the three and six months ended June 30, 2008 and approximately 4.6% during the three and six months ended June 30, 2007. The following table summarizes project interest costs incurred and capitalized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Project interest costs incurred	$642	$500	$1,285	$1,000

Project interest costs capitalized	$642	$284	$1,279	$510

Capitalization of interest expense in connection with the construction of the Snowflake plant ceased upon commencement of commercial operations under PPAs with APS and SRP near the end of the second quarter of 2008.
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

The following tables present the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs in the valuation of each asset and liability (in thousands):

Fair Value Measurements
at Reporting Date Using
Quoted
Prices in
Active
Markets
		for	Significant
		Identical	Other	Significant
	As of	Assets or	Observable	Unobservable
	June 30,	Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities(1)	$—	$—	$—	$—

	$—	$—	$—	$—

Liabilities
Derivative instruments(2)	$3,583	$—	$3,583	$—

	$3,583	$—	$3,583	$—

		Fair Value Measurements
		at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets
		for	Significant
		Identical	Other	Significant
	As of	Assets or	Observable	Unobservable
	December 31,	Liabilities	Inputs	Inputs
	2007	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities(1)	$5,991	$—	$5,991	$—

	$5,991	$—	$5,991	$—

Liabilities
Derivative instruments(2)	$4,602	$—	$4,602	$—

	$4,602	$—	$4,602	$—

(1)	The fair values of the Company’s available-for-sale securities are based on broker-dealer quotations. During the three months ended March 31, 2008, all of the Company’s available-for-sale securities matured or were liquidated and the proceeds were invested in cash equivalents.

(2)	The fair values of the Company’s derivative instruments are based on the discounted expected future cash flows of the interest rate swaps based on LIBOR yield curves at the reporting date.

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
As of June 30, 2008, the Company has two interest rate swaps to assist in management of the cost of debt, which are described more fully below. These interest rate swaps do not qualify for accounting treatment as cash flow hedges in accordance with SFAS No. 133; therefore, any changes in their fair values are recognized in current earnings.
On September 8, 2006, the Predecessor entered into two floating to fixed interest rate swap agreements related to construction project debt associated with the Snowflake plant that economically fixes the interest rate on its ID Bonds and a portion of the SWMP Construction Loan. The fair value of the Company’s interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the swap agreements. The Company’s liability, measured at fair value, related to these swap agreements was $3,583,000 and $4,602,000 as of June 30, 2008 and December 31, 2007, respectively. These swap agreements are summarized as follows:

	SWAP 1	SWAP 2
	(ID Bonds)	(SWMP Construction Loan)

Notional amount at June 30, 2008	$39,250,000	$8,669,000
Notional amount at December 31, 2007	$39,250,000	$6,289,000
Trade date	9/8/2006	9/8/2006
Termination date	1/2/2026	1/2/2014
Benchmark rate hedged	Muni Bond Index Rate (BMA)	3 Month LIBOR
Item description	Designated Bond	Designated Loan
Fixed rate	4.5%	5.2%
Fair value of liability at June 30, 2008	$3,366,000	$217,000
Fair value of liability at December 31, 2007	$4,297,000	$305,000
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
The Company currently operates in only one primary segment focused on acquiring, developing, and operating biomass power generation facilities. As such, no additional segment disclosures are presented related to revenues, profit or loss, or total assets for the three and six months ended June 30, 2008.

Note 13. Commitments and Contingencies
In the discussion which follows, the existing commitments and contingencies are categorized according to their origin (Catalytica, Snowflake Entities, post-merger Renegy). Regardless of origin, all such commitments and contingencies described represent commitments and contingencies of Renegy (Successor).
Catalytica-related
Kawasaki and Eaton sale representations and warranties
In connection with the sale of Catalytica’s gas turbine technology and associated assets to Kawasaki in September 2006, Catalytica agreed to indemnify Kawasaki, through September 2008, for any breaches of various representations and warranties made by Catalytica to Kawasaki in connection with the sale. These indemnities are generally limited to the purchase price of $2.1 million. In addition, Catalytica has agreed to maintain an amount of not less than $1.9 million in immediately available funds until September 30, 2008 to satisfy any indemnification claims from Kawasaki.
In connection with the sale of its diesel fuel processing technology and associated assets to Eaton in October 2006, Catalytica agreed to indemnify Eaton, through October 2008, for any breaches of various representations and warranties made by Catalytica to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.
SCR-Tech sale representations and warranties
In connection with the sale of Catalytica’s SCR-Tech subsidiary to CoaLogix Inc. (“CoaLogix”) in November, 2007, Catalytica is subject to customary representations, warranties, covenants, and indemnification provisions whereby Catalytica agrees to indemnify CoaLogix for breaches of the representations, warranties, and covenants as set forth in the Stock Purchase Agreement. Indemnification obligations are generally subject to a deductible of $192,000 and a cap of $1,920,000; or $9,600,000 in connection with losses relating to the breach by Catalytica of certain specified indemnity items or to certain liabilities of Catalytica as set forth in the Stock Purchase Agreement. In addition, Renegy guarantees payment of any of Catalytica’s indemnification obligations under the Stock Purchase Agreement.
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
Pursuant to the CoBank credit agreements, upon commencement of commercial operations of the Snowflake plant, as defined, the Company must maintain a 2 1/2 year availability of fuel, other than paper sludge, either on the plant site or available from counterparties under contract, provided that at least a one year stockpile of such availability of fuel, other than paper sludge, is on the plant site at all times.
The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Post-merger Renegy-related
Merger Transaction representations and warranties
In connection with the Contribution and Merger Agreement, Worsley has agreed to indemnify Catalytica and Renegy and Renegy’s respective affiliates, directors, officers and employees from and against any and all damages arising out of, resulting from or in any way related to a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by any of the Snowflake entities and/or Worsley in the Contribution and Merger Agreement. Renegy and Catalytica have agreed to indemnify Worsley from and against any and all damages arising out of, resulting from or in any way related to (i) a breach of, or the failure to perform or satisfy any of the representations, warranties, covenants and agreements made by Catalytica in the Contribution and Merger Agreement, and (ii) the construction cost guarantee of Worsley to CoBank up to $2.0 million. The respective obligations of the parties to indemnify for any breaches of their respective representations and warranties will survive until April 1, 2009, except for any indemnification claim resulting from fraud or intentional misrepresentation. No indemnification is required until the aggregate liability for a party exceeds $250,000, and the indemnity obligations of each party are subject to a $10.0 million cap, except in the case of fraud or intentional misrepresentation. The indemnification obligations of Worsley may be satisfied in cash or shares of the Company’s common stock based on a value of $12.25 per share, rounded up to the nearest whole share. Renegy’s obligation to indemnify Worsley may be satisfied by paying cash or shares of Renegy common stock, “grossed up” to reflect Worsley’s anticipated 58.5% ownership of Renegy’s outstanding common stock, which percentage was projected at the time of execution of the Contribution and Merger Agreement to exist at consummation of the Contribution and Merger Agreement using the treasury stock method. Specifically, Renegy may pay cash to Worsley in an amount equal to (i) the quotient obtained by dividing (a) the amount of the damages for which indemnification is being made by (b) 0.415, less (ii) the amount of such damages (the “adjusted damages”) or issue to the Worsley Trust such number of Renegy shares equal to the quotient obtained by dividing (i) the adjusted damages by (ii) $12.25, rounded up to the nearest whole share.
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
In February 2008, the Company entered into a Letter Agreement (the “Letter Agreement”) with Worsley, under which the Company will be responsible for the payment of an additional $6.0 million of capital costs beyond the Project Cap and the $2.0 million already payable by the Company as described above. The Letter Agreement provides the Company will have no obligation to pay for any project costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. In connection with the Letter Agreement, Worsley deposited $5.0 million cash in the Company’s general operating bank account on March 4, 2008.
In August 2008, the Company entered into a second letter agreement with Worsley, which is described more fully in Note 15.
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

Susanville Land Lease and Option to Purchase
In connection with a lease agreement entered into in February 2008, the Company is leasing approximately 40 acres of land on which an idle biomass plant owned by the Company is located. This lease provides for monthly lease payments of $30,000 commencing January 31, 2008 and terminating no later than January 30, 2013. Simultaneously with entering in the lease, for consideration of $100,000, the Company entered into an Option Agreement (the “Option Agreement”) which provides the option to acquire the land for a purchase price of $80,000 per acre. The Option Agreement provides that the initial $100,000 payment shall be credited against the purchase price upon exercise of the purchase option. In addition, the lease provides that 100% of the first 24 months of lease payments made shall apply to the purchase price if exercised during the first 24 months, or 50% of all lease payments made shall apply to the purchase price if exercised anytime on or after the first day following the 24th month of the lease term.
Note 14. Warrants
In connection with the Merger Transaction, the Company issued 2,473,023 common stock purchase warrants to the Worsley Trust. Each warrant entitles the Worsley Trust the right to purchase one share of the Company’s common stock at an exercise price of $16.38 per share, vesting in three tranches conditioned upon the Company’s achievement of certain renewable energy-related milestones and expiring at specified times no later than six years following the closing of the Merger Transaction.
The first tranche provides for vesting if the Company’s Snowflake biomass plant achieved commercial operation by no later than July 1, 2008. As the Company achieved commercial operations under its PPAs with APS and SRP on June 10, 2008, the first tranche of 824,341 warrants vested and became exercisable on that date.
Note 15. Subsequent Event
On August 13, 2008, we entered into a Second Letter Agreement (the “Second Letter Agreement”) with Worsley, to finalize all amounts owed under the Overrun Guaranty, as the Snowflake Plant had commenced commercial operations as of June 10, 2008 as such term is defined in the Overrun Guaranty. The Special Committee and Worsley agreed that Worsley’s obligation to pay for the remaining project cost overruns incurred prior to the commencement of commercial operations would be satisfied by the $5.0 million deposited by Worsley to the Company in March 2008 and funding by Worsley of the debt service reserve (as defined in the CoBank debt agreements, the “DSR”) requirements in the amount of approximately $2.8 million prior to the CoBank term conversion date, which is expected to occur on or before August 31, 2008, through the direct deposit of funds or a letter of credit.
In addition, in light of potential overrun expenditures resulting in improvements to the operation of the Snowflake plant, the parties agreed that Worsley would be released from his obligation with respect to the DSR to the extent the Snowflake plant operates in excess of certain output parameters. Specifically, Worsley’s obligation to fund the DSR would be reduced monthly in an amount equal to 70% of the revenue on daily output in excess of 576 megawatt-hours (“MWh”). In addition, the parties agreed pursuant to the Second Letter Agreement that the $0.6 million and $0.4 million deposited by Worsley to the Company in June and July 2008, respectively, to address the possibility of additional overruns prior to commencement of commercial operations, would be converted to a convertible note issued to Worsley, since these funds were determined to exceed those required to cover such overrun amounts. The convertible note, which is subordinated to all other Company secured debt and accrues interest at 10% per annum, will automatically convert if, prior to December 31, 2009 (the “Maturity Date”), the Company obtains at least $5.0 million of equity financing pursuant to the issuance of equity securities of the Company pursuant to a private placement to one or more bona fide third party investors (an “Equity Funding Event”). Upon completion of the Equity Funding Event, the entire principal amount of the convertible debt, together with accrued interest thereon, will be converted as part of such financing into the same type of equity securities issued in the Equity Funding Event and at the same purchase price for such equity securities in the Equity Funding Event. In the event that the Company does not complete an Equity Funding Event prior to December 31, 2008, then Worsley will have the right, at his option, to convert the outstanding principal and accrued interest under the convertible note, in whole but not in part, into the Company’s common stock, at a per share conversion price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Capital market on the date prior to the date of such notice of conversion.

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
Basis of Presentation
The following discussion and analysis of financial condition and results of operations covers periods prior to the consummation of the Merger Transaction (as defined herein) and periods subsequent to the consummation of the Merger Transaction. Information presented for the three and six months ended June 30, 2008 is based on the unaudited financial statements of the Company (as defined herein). Information presented for the three and six months ended June 30, 2007 is based on the unaudited financial statements of the Snowflake entities (as defined herein).
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
Overview
Our first project is a 24 megawatt (“MW”) biomass plant near Snowflake, Arizona (the “Snowflake plant”). This biomass facility, which has synchronized to the electrical grid and began generating and selling commercial power during the second quarter of 2008, has 15- and 20-year power purchase agreements (“PPAs”) in place with Arizona Public Service Co. (“APS”) and Salt River Project (“SRP”), respectively, Arizona’s two largest electric utility companies. The PPAs provide that all of the power generated over the respective term is pre-sold for the length of each respective PPA.
In November 2007, we acquired an idle 13 MW biomass plant in Susanville, California that we plan to refurbish and restart. Because we will be required to apply for new air permits for the plant, we currently estimate operations for this plant likely will not be restarted until early 2010. This timing continues to be subject to the prospects and timing associated with securing financing necessary to refurbish the plant, obtaining any required construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a PPA for the power output of the plant, and other activities necessary to restart and operate the plant.
We have also signed Letters of Intent for the acquisition of two additional biomass facilities; one related to an operating 20 MW facility in Loyalton, California and another related to an idle 18 MW facility in Ione, California. Both of these opportunities have the potential to reach financial close during the fourth quarter of 2008, subject to Renegy’s completion of final due diligence, entering into definitive purchase agreements for the plants, securing necessary financing, and certain other closing conditions.
We seek to become a leading biomass to electricity independent power producer (“IPP”) in North America utilizing wood waste as a primary fuel source. We plan to continue seeking strategic growth opportunities, including the acquisitions of additional biomass to electricity power generating facilities and related businesses, and the construction of new biomass power plants. We also plan to continually explore opportunities to expand our fuel aggregation business to support future biomass power facilities. We have already identified and begun to explore multiple additional biomass to electricity project opportunities totaling more than 1,000 MW of power output as well as strategic business acquisition opportunities that complement our current business activities, build upon our core competencies, and strengthen our market position.

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
Our critical accounting policies and estimates are disclosed in our December 31, 2007 Annual Report on Form 10-KSB.
Results of Operations
The following table presents the results of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Revenues
Power generation	$921	$—	$921	$921	$—	$921
Wood product and other	188	284	(96)	536	780	(244)

Total revenues	1,109	284	825	1,457	780	677

Costs and expenses:
Plant operating expenses	1,753	—	1,753	1,799	—	1,799
Cost of wood product operations	255	4,335	(4,080)	1,819	5,295	(3,476)
General, administrative and development	2,525	219	2,306	5,911	477	5,434
Loss (gain) on sale or disposal of assets	3	88	(85)	(157)	88	(245)

Total costs and expenses	4,536	4,642	(106)	9,372	5,860	3,512

Operating loss	(3,427)	(4,358)	931	(7,915)	(5,080)	(2,835)

Interest income	39	213	(174)	145	529	(384)
Other income	—	—	—	19	—	19
Interest expense	(28)	(227)	199	(51)	(508)	457
Other expense	(62)	(37)	(25)	(201)	(73)	(128)
Debt commitment fees	(265)	(306)	41	(526)	(571)	45
Change in fair value of derivative instruments	1,206	1,864	(658)	1,019	1,788	(769)

Net loss	$(2,537)	$(2,851)	$314	$(7,510)	$(3,915)	$(3,595)

Comparison of the three and six month periods ended June 30, 2008 and 2007
Revenues. The Snowflake plant began generating revenues related to the production of test power in April 2008, then, in June 2008, commenced commercial operations in connection with our APS and SRP power purchase agreements. Wood product and other revenues primarily resulted from the sale of wood related products and from forest thinning services.

Total revenues increased by $825,000, or 290%, to $1,109,000 for the three months ended June 30, 2008, as compared to $284,000 for the three months ended June 30, 2007. This increase was primarily attributable to power generation revenues and wood shavings sales, partially offset by a decrease in forest thinning services. Power generation revenues, which began in connection with commencement of operations at the Snowflake plant during the second quarter of 2008, resulted in the recognition of $921,000 from the generation of test and commercial power. Sales of pine shavings materials increased by $90,000 as our wood shavings operations did not begin until late November 2007. Revenues derived from forest thinning services decreased by $147,000, due to a decline in subsidized versus non-subsidized thinning projects and a reduction in biomass fuel aggregation efforts in 2008.
During the three months ended June 30, 2008, three customers accounted for 90% of our revenues. During the three months ended June 30, 2007, three customers accounted for 83% of our revenues.
Total revenues increased by $677,000, or 87%, to $1,457,000 for the six months ended June 30, 2008, as compared to $780,000 for the six months ended June 30, 2007. This increase was primarily attributable to power generation revenues and wood shavings sales, partially offset by declines in lumber sales and forest thinning services. Power generation revenues, which began in connection with commencement of operations at the Snowflake plant during the second quarter of 2008, resulted in the recognition of $921,000 from the generation of test and commercial power. Sales of pine shavings materials increased by $366,000 as our wood shavings operations did not begin until late November 2007. Lumber sales decreased by $254,000 due to the cessation of lumber production at our saw-mill in early 2007. Lumber sales of approximately $261,000 during the first half of 2007 resulted from sales of existing inventory; lumber sales of approximately $7,000 during the first half of 2008 are reflective of a nearly depleted lumber inventory. Revenues derived from forest thinning services decreased by $332,000, due to our inability to gain access to the forests due to weather conditions during the first quarter of 2008, a decline in subsidized versus non-subsidized thinning projects, and a reduction in biomass fuel aggregation efforts in 2008.
During the six months ended June 30, 2008, four customers accounted for 91% of our revenues. During the six months ended June 30, 2007, six customers accounted for 88% of our revenues.
We believe the substantial majority of our 2008 revenues will be derived from the delivery of electric power from our Snowflake plant pursuant to power purchase agreements with APS and SRP. We believe 2008 total revenues will range between $9.0 million and $10.0 million, including $1.0 million to $1.5 million of revenues from our wood product operations, driven primarily by our wood shavings business. However, our revenue expectations are subject to significant uncertainty, as they are heavily dependent upon the ongoing commercial operations of our Snowflake plant.
Plant Operating Expenses. Plant operating expenses relate to expenses incurred in the power generation process at our Snowflake plant and principally consist of biomass fuel burned in the power generation process, direct labor, management wages, fringe benefits, outsourced labor and services, insurance, depreciation, and utilities including electricity transmission fees, natural gas, and electricity.
Plant operating expenses increased by $1,753,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The Snowflake plant began delivering test and commercial power during the second quarter of 2008. Accordingly, all costs incurred represent an increase as compared to the second quarter of 2007. Consistent with the commencement of commercial operations under our power purchase agreements with APS and SRP in June 2008, depreciation expense reflects only one month’s expense. Expenses other than depreciation reflect costs incurred for the entire second quarter, as directly related to revenues generated during the quarter.
Plant operating expenses increased by $1,799,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Expenses incurred during the first quarter of 2008 were not material and were classified as cost of wood product operations in the first quarter presentation.
Plant operating expenses reported for the six months ended June 30, 2008 are not indicative of expenses projected for the second half of 2008, as those expenses reflect costs incurred for only one quarter, or a portion thereof. In addition, certain plant operating costs incurred during the second quarter may not be indicative of a normal quarter due to the nature of power plant start-up inefficiencies.
We anticipate that we will incur additional operating costs during the third quarter of 2008 to finalize our start-up activities associated with the Snowflake plant.

Cost of Wood Product Operations. Cost of wood product operations includes costs related to wood products revenues and principally consists of the cost of wood shavings sold. In addition, those costs include labor and fringe benefits, utilities, supplies, repairs and maintenance, and depreciation which are expensed in periods in which there is no shavings production.
Cost of wood product operations decreased by $4,080,000, or 94%, to $255,000 for the three months ended June 30, 2008 as compared to $4,335,000 for the three months ended June 30, 2007. This decrease was primarily due to decreases in fire losses and non-capitalized biomass fuel aggregation expenses, partially offset by increases in the cost of shavings materials sold. During the second quarter of 2007, the wood chip piles located adjacent to the Snowflake plant site caught fire, resulting in a loss of approximately $3.3 million (of which approximately $3.0 million was recovered through insurance in the third quarter of 2007). No such fire losses occurred during 2008. Non-capitalized fuel aggregation expenses decreased by $981,000. During 2007, we accounted for biomass fuel as inventories, and in accordance with SFAS No. 151, “Inventory Costs,” abnormal costs related to inefficiencies in inventory procurement and aggregation were recognized as current period charges. Beginning in the second quarter of 2008, all biomass fuel aggregation expenses were capitalized as biomass fuel and are no longer classified as inventories. Accordingly, no biomass fuel aggregation expenses were recognized as current period charges in the second quarter of 2008. Costs related to sales of wood shavings increased by $124,000 due to the startup of wood shavings operations in late November 2007.
Cost of wood product operations decreased by $3,476,000, or 66%, to $1,819,000 for the six months ended June 30, 2008 as compared to $5,295,000 for the six months ended June 30, 2007. This decrease was primarily due to decreases in fire losses and non-capitalized biomass fuel aggregation expenses, partially offset by increases in cost of shavings materials sold. Expenses related to fire losses decreased by $3,335,000 and non-capitalized fuel aggregation expenses decreased by $648,000, for the same reasons as noted above in the comparison of the three months ended June 30, 2008 to the same period in 2007. Costs related to sales of wood shavings increased by $470,000 due to the startup of wood shavings operations in late November 2007.
We believe 2008 cost of wood product operations will be lower than 2007, primarily due to the capitalization of all biomass fuel aggregation costs for the majority of 2008.
General, Administrative and Development (“GA&D”) Expenses. GA&D includes wages and related benefits, stock compensation, facilities and equipment rent, utilities, insurance, consulting and professional services, legal, and accounting and auditing services. For the first half of 2007, GA&D included expenses incurred by the Snowflake entities. For the first half of 2008, GA&D reflects the combined expenses incurred by the Snowflake entities and Catalytica resulting from the consummation of the Merger Transaction.
GA&D increased by $2,306,000 to $2,525,000 for the three months ended June 30, 2008 as compared to $219,000 for the three months ended June 30, 2007. The increase was largely due to a $2,176,000 increase in various expenses resulting from the combination of the Snowflake entities and Catalytica, reflecting incremental corporate administrative and management expenses and increases in professional services and legal expenses. Increases in professional services and legal were primarily attributable to expenses associated with investment banking and investor relations firms and other consultants assisting us with exploring financing opportunities and evaluating prospects for our growth strategy, in addition to work performed in various contract negotiations, corporate compliance, and Snowflake plant construction cost overrun issues related to the Merger Transaction. In addition, rent expense increased by $90,000 related to the Susanville land lease entered into during February 2008. Severance expense also increased by $180,000 related to the termination of an employee during the second quarter.
GA&D increased by $5,434,000 to $5,911,000 for the six months ended June 30, 2008 as compared to $477,000 for the six months ended June 30, 2007. The increase was largely due to a $4,681,000 increase in various expenses resulting from the combination of the Snowflake entities and Catalytica, reflecting incremental corporate administrative and management expenses and increases in professional services and legal expenses. Increases in professional services and legal were primarily attributable to expenses incurred with investment banking and investor relations firms and other consultants assisting us with exploring financing opportunities and evaluating prospects for our growth strategy and fuel studies conducted jointly with a local university; in addition to work performed in various contract negotiations, corporate compliance, and plant construction cost overrun issues related to the Merger Transaction; and preparation of documents related to our line of credit with Comerica. In addition, rent expense increased by $150,000 related to the Susanville land lease entered into in February 2008. Severance expense also increased by $182,000; primarily due to the termination of an employee during the second quarter. Stock compensation expense increased by $383,000 due to the issuance of annual incentive plan option grants and warrants to an outside consultant. Relocation and recruiting increased by $234,000 primarily due to expenses associated with the employment of our chief operating officer in March 2008.

We expect GA&D for the remainder of 2008 to average approximately $2.5 million per quarter, reflecting significant public company expenses and a high level of development expenses associated with the pursuit of our renewable energy growth strategy.
Loss (Gain) on Sale or Disposal of Assets. Loss on sale or disposal of assets decreased by $85,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. During the second quarter of 2007, certain assets were disposed at a loss of $88,000; minimal asset sale or disposal activity occurred during the second quarter of 2008.
Loss on sale or disposal of assets increased by $245,000 for the six months ended June 20, 2008 as compared to the six months ended June 30, 2007. During the second quarter of 2007, the wood chip piles adjacent to the Snowflake plant site caught fire resulting in a significant loss of our wood fuel supply and causing damage to certain equipment. During the first quarter of 2008, we received a $160,000 insurance reimbursement related to equipment losses incurred and recorded a gain on sale or disposal of assets. During the second quarter of 2007, certain unrelated assets were disposed at a loss of $88,000.
We do not anticipate any significant sales or disposals of assets that might result in a gain or loss during the remainder of fiscal 2008.
Interest and Other Income. Interest income is generated from money market and short-term investments. Other income consists of other non-operating income which is not material for separate presentation.
Interest income decreased by $174,000 to $39,000 during the three months ended June 30, 2008 as compared to $213,000 for the three months ended June 30, 2007, primarily due to declining cash and investment balances resulting from the funding of our operations and plant construction.
Interest income decreased by $384,000 to $145,000 during the six months ended June 30, 2008 as compared to $529,000 for the six months ended June 30, 2007, primarily due to declining cash and investment balances resulting from the funding of our operations and plant construction. During the first quarter of 2008, all of our short-term investments matured or were liquidated and the proceeds were invested in cash equivalents.
Interest and Other Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations. Other expense reflects other non-operating expenses, primarily related to amortization of deferred financing costs capitalized in connection with issuance of project debt financing associated with our Snowflake plant.
Interest expense decreased by $199,000 to $28,000 during the three months ended June 30, 2008 as compared to $227,000 for the three months ended June 30, 2007. Interest expense decreased by $457,000 to $51,000 during the six months ended June 30, 2008 as compared to $508,000 for the three months ended June 30, 2007. Per FAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” interest earned on our restricted cash reduces the amount of interest capitalized. Interest income on cash balances restricted for use in construction of our Snowflake plant declined between periods. As a result, as interest income declines, interest expense associated with construction of our Snowflake plant decreases on a net basis due to increased capitalization.
We expect interest expense to increase significantly beginning in the third quarter of 2008, because we will cease capitalizing interest expense in connection with the Snowflake plant construction. We anticipate interest expense to range between $0.5 and $0.7 million per quarter beginning in the third quarter of 2008.
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
The change in fair value of derivative instruments resulted in charges of $1,206,000 and $1,019,000 for the three and six months ended June 30, 2008, respectively, and charges of $1,864,000 and $1,788,000 for the three and six months ended June 30, 2007, respectively, due to changes in market interest rates and the related impact on the fair value of the swap agreements.

Income Taxes. Prior to consummation of the Merger Transaction, the Snowflake entities were limited liability companies each with a single owner, and as such, each entity was disregarded for federal and state income tax purposes. Accordingly, no federal or state income tax benefit was recorded for the three and six months ended June 30, 2007. Subsequent to consummation of the Merger Transaction, the Company is taxed as a corporation; however, no benefit from income taxes was recorded on the losses incurred during the three and six months ended June 30, 2008 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from such losses. We do not believe we will incur any material income taxes in the foreseeable future.
Liquidity and Capital Resources
Our total cash and cash equivalents was approximately $3.6 million at June 30, 2008. Additionally, we had approximately $0.3 million of remaining restricted cash for construction of the Snowflake plant, in addition to approximately $0.5 million of restricted cash designated as an interest reserve account in connection with our Comerica line of credit, as of such date. Other balance sheet accounts, such as those included in working capital, i.e. accounts receivable, inventories, trade payables and accrued liabilities, are not considered significant in evaluating our liquidity and capital resources at June 30, 2008.
Our total cash, cash equivalents, restricted cash and short-term investments decreased by $6.8 million during the quarter ended June 30, 2008. This decrease was primarily driven by cash used in operating activities of $4.2 million and capital expenditures of $5.6 million primarily related to Snowflake plant construction; partially offset by $0.6 million proceeds from equipment financing, $2.0 million drawn on our line of credit, and proceeds from the issuance of $0.6 million convertible debt to Worsley pursuant to the second letter agreement as described below.
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
In February 2008, we entered into a Letter Agreement (the “Letter Agreement”) with Worsley, under which we will be responsible for the payment of an additional $6.0 million of capital costs beyond the Project Cap and the $2.0 million already payable by us as described above. The Letter Agreement provides we will have no obligation to pay for any project costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. In connection with the Letter Agreement, Worsley deposited $5.0 million cash in our general operating bank account in March 2008.
On August 13, 2008, we entered into a Second Letter Agreement (the “Second Letter Agreement”) with Worsley, to finalize all amounts owed under the Overrun Guaranty, as the Snowflake Plant had commenced commercial operations as of June 10, 2008 as such term is defined in the Overrun Guaranty. The Special Committee and Worsley agreed that Worsley’s obligation to pay for the remaining project cost overruns incurred prior to the commencement of commercial operations would be satisfied by the $5.0 million deposited by Worsley to the Company in March 2008 and funding by Worsley of the debt service reserve (as defined in the CoBank debt agreements, the “DSR”) requirements in the amount of approximately $2.8 million prior to the CoBank term conversion date, which is expected to occur on or before August 31, 2008, through the direct deposit of funds or a letter of credit.
In addition, in light of potential overrun expenditures resulting in improvements to the operation of the Snowflake plant, the parties agreed that Worsley would be released from his obligation with respect to the DSR to the extent the Snowflake plant operates in excess of certain output parameters. Specifically, Worsley’s obligation to fund the DSR would be reduced monthly in an amount equal to 70% of the revenue on daily output in excess of 576 megawatt-hours (“MWh”). In addition, the parties agreed pursuant to the Second Letter Agreement that the $0.6 million and $0.4 million deposited by Worsley to the Company in June and July 2008, respectively, to address the possibility of additional overruns incurred prior to commencement of commercial operations, would be converted to a convertible note issued to Worsley, since these funds were determined to exceed those required to cover such overrun amounts. The convertible note, which is subordinated to all other Company secured debt and accrues interest at 10% per annum, will automatically convert if, prior to December 31, 2009 (the “Maturity Date”), the Company obtains at least $5.0 million of equity financing pursuant to the issuance of equity securities of the Company pursuant to a private placement to one or more bona fide third party investors (an “Equity Funding Event”). Upon completion of the Equity Funding Event, the entire principal amount of the convertible debt, together with accrued interest thereon, will be converted as part of such financing into the same type of equity securities issued in the Equity Funding Event and at the same purchase price for such equity securities in the Equity Funding Event. In the event that the Company does not complete an Equity Funding Event prior to December 31, 2008, then Worsley will have the right, at his option, to convert the outstanding principal and accrued interest under the convertible note, in whole but not in part, into the Company’s common stock, at a per share conversion price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Capital Market on the date prior to the date of such notice of conversion.

Further, Worsley has committed to use commercially reasonable efforts to provide the Company up to $4.0 million, if necessary, under the same terms as the convertible debt, to fund operations for the remainder of 2008.
On March 28, 2008, we entered into a credit agreement with Comerica Bank (“Comerica”) providing for a non-revolving credit facility of up to $6.2 million from Comerica (the “Comerica Credit Agreement”). Interest on borrowings under the Comerica Credit Agreement will bear interest at the Prime Rate as publicly announced by Comerica, plus one percentage point, or at our election, at the applicable London Inter-Bank Offered Rate (“LIBOR”), plus 3.75 percentage points. The Comerica Credit Agreement is secured by a deposit of $450,000 (funded during the second quarter of 2008 and classified as restricted cash) and a pledge of all of our assets, other than those assets pledged to CoBank, and by a guarantee from Worsley. The Comerica Credit Agreement also requires that we maintain minimum liquidity of $1.0 million, excluding the $450,000 security deposit, either in cash or in the form of readily marketable securities, tested monthly. All outstanding principal and interest under the Comerica Credit Agreement must be repaid by March 31, 2009. As of June 30, 2008, we have drawn $2.0 million on this line.
We began generating test and commercial power from our Snowflake plant during the second quarter of 2008 and generated approximately $0.9 million in revenues from related electricity sales during the second quarter. We anticipate generating positive cash flow from the operation of the Snowflake plant, in the range of $2 million to $3 million during the first full year of operation, excluding costs to stabilize such operations. However, such cash flow will not be sufficient to cover our corporate overhead, including the business development costs of seeking to acquire and/or develop additional power plants, and other operating expenses, including our fuel aggregation and wood products business and various lease and financing obligations for property, plant and equipment (collectively, our “corporate overhead”). Our minimum long-term debt and lease principal payments for the next twelve months are expected to total approximately $1.5 million. In addition, we anticipate we will incur approximately $3.5 million in interest and other financing costs related to those credit facilities. Thus, we will not generate positive cash flow on a consolidated basis until we acquire or develop additional power plants to allow us to cover our corporate overhead costs. Further, if the costs to operate the Snowflake plant or costs to stabilize operations are higher than anticipated, or if power production from the plant is lower than anticipated, we will have reduced cash flow from the operation of the plant. It is possible that the plant could generate negative cash flow during various periods, in which case we would be required to fund such negative cash flow.
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

We believe our available cash and cash equivalents at June 30, 2008, our debt capacity, our restricted cash balances, the funding by Worsley of the DSR pursuant to the Second Letter Agreement, and cash generated by its Snowflake operations, will provide sufficient capital to fund our operations as currently conducted until September 30, 2008. Even if our funds are sufficient to continue our operations as presently conducted beyond September 30, 2008, we cannot become cash flow positive without the acquisition and/or development of additional power plants, and we do not currently have the funds to acquire or develop any such plants. For this reason, and because we intend to pursue a strategy of growing our business through the acquisition, development and operation of existing and idle power plant facilities, we will need significant additional capital. We have entered into letters of intent to acquire one operating and one idle biomass facility during 2008. However, we do not have the funds to acquire either of such facilities. Further, we do not have the funds to restart the idled facility even if acquired or to restart our Susanville plant. Beyond September 30, 2008, our cash requirements will depend on many factors, including but not limited to, the success of the Snowflake plant, our ability to manage our fuel aggregation and wood products business, our ability to manage our corporate overhead and other operating expenses, and our ability to acquire and operate existing and idle biomass facilities and to construct and operate new facilities. Further, if we are unable to raise additional capital or secure additional financing from Worsley or third parties for the remainder of 2008 and beyond, we will not be able to continue our business as currently anticipated and will be required to take significant actions which may include, but are not limited to, restructuring of the Company’s indebtedness; drastically reducing corporate overhead; or selling the Snowflake plant, Susanville plant, fuel aggregation and wood products business, or the Company in its entirety.
In addition, we continue to actively pursue acquisitions and other business opportunities, including but not limited to, mergers or other strategic arrangements (collectively referred to as “Strategic Opportunities”). Such Strategic Opportunities likely would require the use of additional funds and require additional equity or debt financing.
The nature and amount of any financing or the use of any capital to fund our growth strategy cannot be predicted and will depend on the terms and conditions of any particular transaction. The Company is exploring a transaction where it will monetize production tax credits and other tax attributes of its Snowflake plant. Further, we are seeking capital which may take the form of equity or debt financing, including the issuance of common stock, preferred stock, convertible debt, warrants and project-specific financing. We cannot anticipate the terms of any such financing. Any such financing, however, likely will be dilutive to existing stockholders and may have unfavorable terms, including providing common stock or securities convertible into common stock at a significant discount to the then current market price of our common stock. Further, such financing may not be available on any terms, in which case we will be unable to pursue our business strategy and if we cannot acquire or develop sufficient power plants to cover our corporate overhead, we ultimately will not have sufficient funds to continue our operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Renegy is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Although we may be subject to routine litigation that is incidental to our business from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.
Item 1A. RISK FACTORS
Renegy is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item. Nonetheless, in addition to the other information set forth in this report, you should carefully consider the risk factors set forth within Part 1, “Item 1. Description of Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially and adversely affect the value of our business, financial condition or future operating results. These risk factors may not be exhaustive, and new risks emerge from time to time. There have not been any material changes to the risk factors disclosed in the above-mentioned Form 10-KSB during the six months ended June 30, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
Letter Agreement
On August 13, 2008, the Company entered into a letter agreement (the “Second Letter Agreement”) with Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust (collectively, “Worsley”) to finalize all amounts owed by Worsley under that certain Overrun Guaranty, dated October 1, 2007 (the “Overrun Guaranty”), between the Company and Worsley, as modified by that certain letter agreement, dated February 12, 2008, between the Company and Worsley (the “Original Letter Agreement”), for project costs (“Project Costs”) necessary to achieve commercial operation of the Company’s biomass power plant in Snowflake, Arizona (the “Plant”). The Plant has commenced commercial operations as of June 10, 2008 as such term is defined in the Overrun Guaranty. A committee of independent directors (the “Special Committee”), acting on behalf of the Company, agreed pursuant to the Second Letter Agreement that Worsley’s obligations to pay for unpaid Project Cost overruns incurred prior to the commencement of commercial operations of the Plant would be satisfied by the $5.0 million cash deposit previously made by Worsley to the Company and funding by Worsley, through the direct deposit of funds or a letter of credit, of the debt service reserve (as defined in the Company’s credit agreement with its project lender for the Plant, CoBank, ACB, the “DSR”) of approximately $2.8 million at or prior to the term conversion of the Company’s loans with CoBank, which is expected to occur on or before August 31, 2008. The Second Letter Agreement provides that Worsley will be released from his obligation with respect to the DSR to the extent the Plant operates in excess of certain output parameters. Specifically, Worsley’s obligation to fund the DSR will be reduced monthly in an amount equal to 70% of the revenue on a daily output in excess of 576 megawatt-hours. In addition, the parties agreed that previous deposits by Worsley with the Company in the aggregate amount of $1.0 million for purposes of paying potential Project Cost overruns will be treated as loan proceeds in exchange for the issuance of $1.0 million in convertible debt to Worsley, as evidenced by a Convertible Subordinated Promissory Note issued by the Company to Worsley on August 13, 2008 (the “Note”), which Note is described in more detail below. The Second Letter Agreement also requires Worsley to use commercially reasonable efforts to loan the Company up to $4.0 million, if necessary, under the same terms as the convertible debt represented by the Note (as described below), to fund the Company’s operations for the remainder of 2008. Pursuant to the Second Letter Agreement, the Special Committee also agreed that 824,341 (representing 5,770,386 as adjusted pursuant to the terms of the Warrant) of the common stock Warrants issued to Worsley on October 1, 2007 in connection with the merger transaction consummated pursuant to the Merger Agreement (as defined below) have vested as of June 10, 2008 as a result of the achievement of commercial operation of the Plant as described above. The Letter Agreement constitutes an amendment to the Original Letter Agreement, the Overrun Guaranty and the Contribution and Merger Agreement, dated May 8, 2007, between Worsley, the Company and certain affiliated parties of the Company (the “Merger Agreement”).
The foregoing summary of the Second Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Letter Agreement which is attached hereto as Exhibit 10.3 and which is incorporated herein by reference in its entirety.
Convertible Subordinated Promissory Note
On August 13, 2008, the Company issued a Convertible Subordinated Promissory Note (the “Note”) to Worsley in the principal amount of $1.0 million in exchange for cash advances made by Worsley to the Company in the amounts of $600,000 and $400,000 on June 30, 2008 and July 7, 2008, respectively. The Note is subordinate to all other Company secured debt and accrues interest at a rate of 10% per annum. The principal and accrued interest under the Note are due and payable by the Company on December  31, 2009. The Note will automatically convert if, prior to December 31, 2009, the Company obtains at least $5,000,000 of equity financing pursuant to the issuance of equity securities of the Company pursuant to a private placement to one or more bona fide third party investors (an “Equity Funding Event”). Upon completion of the Equity Funding Event, the entire principal amount of the convertible debt represented by the Note, together with accrued interest thereon, will be converted as part of such financing into the same type of equity securities issued in the Equity Funding Event and at the same purchase price for such equity securities in the Equity Funding Event. Commencing December 31, 2008, Worsley will have the right, at his option, to convert the outstanding principal and accrued interest under the Note, in whole but not in part, into the Company’s common stock, at a per share conversion price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Capital Market (or such other national securities exchange or other quotation medium that publishes quotes of the common stock) on the date prior to the date of Worsley’s notice of conversion to the Company. The Note provides that any conversion of the Note would be subject at all times to the applicable Marketplace Rules of the Nasdaq Stock Market, LLC regarding stockholder approval (for so long as the Company’s securities are subject to such rules). Upon prior written notice to Worsley, the Company may at any time prepay in whole or in part the principal of the Note, plus interest accrued to the date of such payment.
The foregoing summary of the Note does not purport to be complete and is qualified in its entirety by reference to the Note which is attached hereto as Exhibit 4.4 and which is incorporated herein by reference in its entirety.

Employment Agreement

On August 14, 2008, the Company and Hugh W. Smith, the Company’s Executive Vice President and Chief Operating Officer, entered into an employment agreement (the “Employment Agreement”) regarding the employment of Mr. Smith for a period of three (3) years commencing March 3, 2008. The Employment Agreement provides that Mr. Smith shall receive: (i) a base salary equal to $350,000 per annum; (ii) a target bonus equal to 125% of his base salary, which may be paid in a combination of cash and equity compensation, provided that at least 50% of the target bonus must be paid in cash; (iii) a grant of 100,000 stock options under the Company’s 2007 Equity Incentive Plan, which will vest ratably over a 48-month period commencing as of his employment with the Company; (iv) fifteen months of mortgage payment reimbursement beginning in March 2008 and continuing until Mr. Smith’s home is sold, but not to exceed $45,000; and (v) a $100,000 signing bonus (paid $10,000 per month during the first ten months of employment).

In addition, among other things, the Employment Agreement provides that:

1.	If Mr. Smith is involuntarily terminated other than for cause at any time prior to an announcement of a change of control or on or after the date that is twenty-four (24) months following a change of control or the announcement of a change of control whichever comes later, then Mr. Smith will be entitled to receive the following severance and non-competition benefits: (i) a cash payment equal to one year of his annual compensation; (ii) subsidized COBRA premiums for up to a maximum of 18 months; and (iii) a pro-rated portion of the amount of current year bonus award which Mr. Smith would earn for the fiscal year in which the termination occurs.

2.	If Mr. Smith is involuntarily terminated other than for cause at any time after an announcement of a change of control and prior to twenty-four (24) months following a change of control or the announcement of a change of control, whichever comes later, then Mr. Smith will be entitled to receive the following severance and non-competition benefits: (i) a cash payment equal to two hundred percent (200%) of his annual compensation plus the maximum amount of the current year bonus award which Mr. Smith could earn for the fiscal year in which the termination date occurs; and (ii) full acceleration of the vesting of the unvested portion of any stock option held by Mr. Smith.

The foregoing summary of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement which is attached hereto as Exhibit 10.4 and which is incorporated herein by reference in its entirety.

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

3.1	(5)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Amended and Restated Bylaws of the Registrant.
4.1	(5)	Stock Specimen of the Registrant.
4.2	(4)	Registration Rights Agreement dated as of October 1, 2007 between the Registrant and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
4.3	(4)	Common Stock Purchased Warrant issued October 1, 2007 to the Robert M. Worsley and Christi M. Worsley Revocable Trust.
4.4	**	Convertible Subordinated Promissory Note issued August 13, 2008 to the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.1	(6)
Fifth Amendment to Credit Agreement and Consent by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Truck, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of April 10, 2008.

10.2	(7)	Sixth Amendment to Credit Agreement by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of June 30, 2008.
10.3	**	Second Letter Agreement, dated August 13, 2008, by and between the Registrant, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.4	* **	Employment Agreement dated as of August 14, 2008 between the Registrant and Hugh W. Smith.
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+	Confidential treatment has been granted for portions of these agreements.

*	Represents management contracts or compensatory plans for executive officers and directors.

**	Filed herewith.

(1)	Incorporated by reference to Annex A to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(2)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 21, 2007.

(3)	Incorporated by reference to Annex D to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(4)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 1, 2007.

(5)	Incorporated by reference to exhibits filed with our Form 10QSB, filed on November 14, 2007.

(6)	Incorporated by reference to exhibits filed with our Form 8-K, filed on April 15, 2008.

(7)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 3, 2008.

RENEGY HOLDINGS, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2008

RENEGY HOLDINGS, INC. (Registrant)
By:	/s/ Robert W. Zack
Robert W. Zack
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

RENEGY HOLDINGS, INC.
EXHIBIT INDEX

Exhibit
Number	Description

4.4	Convertible Subordinated Promissory Note issued August 13, 2008 to the Robert M. Worsley and Christi M. Worsley Revocable Trust.

10.3	Second Letter Agreement, dated August 13, 2008, by and between the Registrant, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.

10.4	Employment Agreement dated as of August 14, 2008 between the Registrant and Hugh W. Smith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.