Form 10-Q
period 2008-09-30
Renegy Holdings, Inc.
filed 2008-11-14
CIK 1398931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2008 there were outstanding 6,304,312 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.

RENEGY HOLDINGS, INC.
FORM 10-Q
September 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Revenues
Power generation	$3,179	$—	$4,100	$—
Wood product and other	140	217	676	997

Total revenues	3,319	217	4,776	997

Costs and expenses:
Plant operating expenses	3,917	—	5,716	—
Cost of wood product operations	244	(1,984)	2,064	3,311
General, administrative and development	2,787	337	8,698	814
Loss (gain) on sale or disposal of assets	—	(2)	(157)	87

Total costs and expenses	6,948	(1,649)	16,321	4,212

Operating income (loss )	(3,629)	1,866	(11,545)	(3,215)

Other income (expense):
Interest income	17	141	162	670
Other income	—	—	19	—
Interest expense	(898)	(155)	(948)	(662)
Other expense	(63)	(36)	(264)	(110)
Debt commitment fees	(265)	(319)	(791)	(890)
Change in fair value of derivative instruments	106	(1,201)	1,125	588

Net income (loss)	$(4,732)	$296	$(12,242)	$(3,619)

Net income (loss) per common share:
Basic and diluted	$(0.76)	$0.08	$(1.97)	$(0.96)

Weighted average shares:
Basic and diluted	6,208	3,774	6,208	3,774

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,897	$9,769
Restricted cash	1,760	2,411
Short-term investments	—	5,991
Receivables	1,198	864
Biomass fuel and inventories	6,377	5,128
Prepaid expenses and other assets	939	362

Total current assets	12,171	24,525

Property and equipment:
Land	21	—
Leasehold improvements	783	265
Machinery and equipment	10,296	5,387
Biomass plant	63,392	—
Construction in progress, biomass plant	479	54,626
Construction in progress, other	105	981
Less accumulated depreciation and amortization	(3,365)	(1,760)

Total property and equipment	71,711	59,499
Deferred financing costs, net	2,468	2,732
Idle property and equipment	1,375	1,300
Other assets	312	111

Total assets	$88,037	$88,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,474	$2,967
Accrued payroll and benefits	674	789
Accrued liabilities and other	3,287	2,103
Non-revolving line of credit	6,200	—
Current portion of long-term debt	2,105	776
Current portion of fair value of derivative instruments	369	389

Total current liabilities	14,109	7,024
Fair value of derivative instruments, net of current portion	3,108	4,213
Convertible note	1,000	—
Long-term debt, net of current portion	50,350	50,942
Other long-term liabilities	269	—

Total liabilities	68,836	62,179
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,500 shares authorized, none issued	—	—
Common stock, $0.001 par value; 43,000 shares authorized; 6,208 and 6,208 issued and outstanding, respectively	6	6
Additional paid-in capital	55,064	49,606
Accumulated deficit	(35,869)	(23,627)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	19,201	25,988

Total liabilities and stockholders’ equity	$88,037	$88,167

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(12,242)	$(3,619)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment	1,789	611
Impairment of long-lived assets	109	—
Amortization of deferred financing costs	264	113
Change in fair value of derivative instruments	(1,125)	(588)
Provision for uncollectible accounts	7	—
Stock based compensation	458	—
Inventory and equipment losses related to fire	—	486
Gain on sale of available-for-sale investments	(8)	—
Loss (gain) on sale or disposal of assets	11	(8)
Changes in operating assets and liabilities:
Receivables	(341)	36
Biomass fuel and inventories	(1,407)	(2,223)
Prepaid expenses and other current assets	(383)	(1,109)
Accounts payable	1,533	212
Accrued payroll and benefits	(115)	82
Accrued liabilities and other	702	693

Net cash used in operating activities	(10,748)	(5,314)

Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	5,996	—
Net change in restricted cash investments	651	18,974
Proceeds from sale of property and equipment	4	18
Additions to property and equipment	(16,170)	(22,293)
Change in other assets	(238)	—

Net cash used in investing activities	(9,757)	(3,301)

See accompanying notes.

RENEGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Successor)	(Predecessor)
Cash flows from financing activities:
Proceeds from issuance of notes payable	879	5,752
Proceeds from line of credit	6,200	—
Proceeds from issuance of convertible debt	1,000	—
Repayments of notes and leases payable	(446)	(82)
Contributions from majority shareholder	5,000	—
Contributions from member	—	2,917

Net cash provided by financing activities	12,633	8,587

Net increase (decrease) in cash and cash equivalents	(7,872)	(28)
Cash and cash equivalents at beginning of period	9,769	31

Cash and cash equivalents at end of period	$1,897	$3

Supplemental disclosures of noncash investing and financing activities
Additions of property, plant and equipment financed with payables	$494	$2,898

Additions of property, plant and equipment financed with capital leases	$304	$1,168

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
In accordance with SFAS No. 141, “Business Combinations,” the Snowflake entities were considered to have acquired Catalytica. Accordingly, the purchase price was allocated among the fair values of the assets acquired and liabilities assumed of Catalytica, and the historical results of the Snowflake entities became the basis of comparative historical information of the combined company. Although the Company continued as the surviving legal entity after the Merger Transaction, the accompanying information presents the results of the Company for the three and nine months ended September 30, 2008 (“Successor”) and the comparative results of the Snowflake entities for the three and nine months ended September 30, 2007 (“Predecessor”). All references to the three or nine months ended September 30, 2008 refer to results of the Company. All references to the three or nine months ended September 30, 2007 refer to the Predecessor’s results.
Prior to consummation of the Merger Transaction, Mr. Worsley operated the Snowflake entities as single member Arizona limited liability corporations. In connection with consummation of the Merger Transaction, Worsley became the majority stockholder of the Company. As of September 30, 2008, Worsley held approximately 57.2% of the Company’s outstanding shares.
Description of Business. Renegy is a renewable energy company focused on acquiring, developing and operating a portfolio of biomass power generation facilities to address an increasing demand for economical power relying on alternative energy sources. The Company seeks to grow its portfolio of renewable energy assets through the acquisition of existing biomass facilities (both operating and idle), in addition to the development, construction and operation of new facilities. Other business activities include an established fuel aggregation business, which collects and transports forest thinning and woody waste biomass fuel to the Company’s power plants, and which sell logs, shaved wood products and other high value wood by-products to provide additional value to the Company’s primary business operations.
The Company’s current biomass power generating assets include a 24 megawatt (“MW”) facility near Snowflake, Arizona (the “Snowflake plant”), which began generating and selling commercial power during the second quarter of 2008, and an idle 13 MW biomass plant in Susanville, California (the “Susanville plant”), which the Company may refurbish and restart by early 2010. Renegy has signed letters of intent for the acquisition of two additional biomass facilities; one related to an operating 20 MW facility in Loyalton, California and another related to an idle 18 MW facility in Ione, California. Although the formal letter of intent related to the Ione opportunity has expired, the Company remains engaged in negotiations to acquire both biomass facilities, subject to Renegy’s completion of final due diligence, entering into definitive purchase agreements for the plants, securing necessary financing, and certain other closing conditions.

The Company’s ability to achieve its business goals is contingent on its ability to secure additional debt or equity financing as further discussed in Note 2, Operations and Financing.
Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet data for December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with Renegy’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.
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
Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. SFAS 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in an entity’s financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 for its financial assets and liabilities on January 1, 2008, and the adoption did not have a material impact on its consolidated financial statements. The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP 157-2 include long-lived assets measured at fair value for an impairment assessment under FAS 144. The Company is currently assessing the impact, if any; the adoption of SFAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for acquisitions completed on or after January 1, 2009, and will be applied prospectively. The Company is currently assessing the impact, if any; the adoption of SFAS 141R will have on its consolidated financial statements.

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
Note 2. Operations and Financing
The Company and its Predecessor have incurred significant losses and negative cash flows since inception. The Company has financed its operations and the construction of the Snowflake plant primarily through the issuance of bonds, borrowings under construction and term loans with a bank, cash and short-term investments obtained in the acquisition of Catalytica, proceeds from the sale of Catalytica’s SCR-Tech subsidiary, equity infusions from Worsley, proceeds from the issuance of convertible debt to Worsley, and borrowings under a line of credit.
The Snowflake plant is currently generating and selling commercial power to Arizona Public Service Co. (“APS”) and Salt River Project (“SRP”) in accordance with the terms of power purchase agreements (“PPAs”) with those parties. However, the Snowflake Plant has not yet achieved term conversion as defined in its credit agreement with CoBank. On September 30, 2008, the Borrowers entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”) with CoBank, pursuant to which the parties extended the date by which the Borrowers must complete the conditions precedent to term conversion of the construction loans, from September 30, 2008 to December 31, 2008. In addition, the Eighth Amendment modified the amortization schedules, related principle payment amounts and due dates of the construction loans. As such, if certain milestones are not reached by December 31, 2008, the entire principal amount of the Company’s outstanding borrowings with CoBank will not convert into term loans and will instead become immediately due and payable, which would have a material adverse effect on the Company’s financial position and cash flows. Further, if the Company is out of compliance with any of its loan agreements under any of its credit facilities, including a determination that there is a material adverse change, the borrowings under such agreements would become due and payable, which would have a material adverse effect on the Company’s financial position and cash flows. In such event, the Company would be required to seek an extension of the terms of such debt, seek to refinance such debt or seek alternative debt or equity financing. No assurance can be given that such financing will be available on acceptable terms, or at all.

The Company has significant negative cash flows due to (i) the Snowflake plant operations not yet fully stabilizing, (ii) costs of biomass fuel aggregation, (iii) corporate overhead, and (iv) interest payment obligations. The Company is aggressively seeking third party debt and equity financing and is negotiating a potential sale of the Company. Additionally, the Company is negotiating a potential transaction to monetize production tax credits and other tax attributes of its Snowflake plant. No assurance can be given that the Company will be able to secure additional financing on acceptable terms, or at all, or that a sale of the Company will occur.
During the first nine months of 2008, the Company secured and borrowed $6.2 million under a line of credit from Comerica Bank (“Comerica”) that is guaranteed by Worsley, obtained an equity infusion of $5.0 million from Worsley to cover certain cost overruns at the Snowflake plant, and received a $1.0 million advance from Worsley. In August 2008, the advance from Worsley was converted into a convertible note, which is described more fully in Note 8. The Company’s cash balances, along with any cash generated from its Snowflake operations, are not sufficient to continue to meet its liquidity requirements. Pursuant to a second letter agreement (described in Note 13), Worsley committed to use commercially reasonable efforts to personally provide the Company up to an additional $4.0 million under the same terms as the convertible note as described in Note 8, to fund operations for the remainder of 2008. Disruptions in the capital and credit markets experienced during 2008 have adversely affected our ability to raise equity capital or borrow money from banks or other potential lenders, as well as Mr. Worsley’s ability to borrow money from banks to support his efforts to fund the Company’s liquidity requirements. Based in significant part on Worsley’s guarantee and his personal credit, on November 14, 2008, Comerica agreed to suspend our $1.0 million liquidity covenant through December 31, 2008 and allow the Company to utilize up to a maximum of $300,000 of its security deposit under its line of credit for the sole purpose of meeting payroll obligations (see Note 8 for further details). However, even with commercially reasonable efforts, there can be no assurance that any additional funding from Worsley or any further credit accommodations from Comerica will be forthcoming.
If the Company is unable to secure additional financing from Worsley or third parties in the very near future, or otherwise extend the Company’s cash resources, the Company would be forced to cease operations. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.
Note 3. Other Financial Data
Statements of Operations Supplemental Information
Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2008	2007	2008	2007
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net loss	$(4,732)	$296	$(12,242)	$(3,619)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	—	—	(3)	—

Comprehensive loss	$(4,732)	$296	$(12,245)	$(3,619)

During the three months ended March 31, 2008, all of the Company’s available-for-sale securities matured or were liquidated and the proceeds were invested in cash equivalents. At September 30, 2008, the balance of accumulated other comprehensive income (loss) was zero.
Balance Sheets Supplemental Information
Biomass Fuel and Inventories
Biomass fuel represents organic materials consisting principally of wood chips, forest slash, woody waste, and logs. After commencement of operations of the Snowflake plant during the second quarter of 2008, the majority of biomass fuel will be processed and burned in the power generation process in the Company’s Snowflake plant. The costs of aggregating, preparing, and storing those organic materials for use are capitalized as incurred. Such costs include direct and indirect expenses of the fuel aggregation operations. Varying quantities of wood chips are purchased from external sources and are capitalized at cost. Materials used in the power generation process are relieved at weighted-average cost.
Prior to commencement of operations of the Snowflake plant, biomass fuel was classified as inventories and accounted for in accordance with SFAS No. 151, “Inventory Costs.” Certain lumber and mulch inventory was held for sale to retailers. Inventories were stated at the lower of cost or market based on the first-in, first-out method. Abnormal costs related to inefficiencies incurred in inventory procurement and aggregation, freight, and handling costs were recognized as current period charges in cost of wood products operations and were approximately $0.6 and $1.6 million during the three and nine months ended September 30, 2007, respectively.
During April and June 2007, the wood chip piles located adjacent to the Snowflake plant site caught fire, resulting in a loss of approximately $3.3 million in the second quarter of 2007. During the third quarter of 2007, the Company received insurance claim reimbursements related to the fire losses amounting to approximately $3.0 million, which was recorded as a reduction of cost of goods sold during the third quarter of 2007.
Idle Property and Equipment
Idle property and equipment consists of (in thousands):

	September 30,	December 31,
	2008	2007
Susanville biomass plant	$1,300	$1,300
Sawmill equipment	75	—

	$1,375	$1,300

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

Long-Term Debt
The Company’s long-term debt and capital lease obligations are summarized as follows (in thousands):

	September 30,	December 31,
	2008	2007
ID Bonds — Solid Waste Disposal Revenue Bonds, due 2037, principal repayments required January 2014 through January 2026 per related letter of credit, quarterly payments of interest at a variable rate determined by the bond underwriter (1)	$39,250	$39,250
SWMP Construction Loan — construction loan to bank, converts to term loan no later than December 31, 2008, principal payments through maturity in January 2014, quarterly payments of interest at LIBOR plus 1.5% through March 2013, then LIBOR plus 1.8% through maturity in January 2014 (1)(2)	9,302	9,302
Renegy Term Facility — construction loan to bank, converts to term loan no later than December 31, 2008, principal payments through maturity in January 2013, quarterly payments of interest at 7.2% per annum through maturity (2)	1,492	1,471
Chase Loan — equipment loan to bank, bears interest at a fixed annual rate of 6.6%, payable in sixty principal and interest payments of $33,000 from June 2008 through May 2013	1,580	1,372
Other	831	323

Total debt	52,455	51,718
Less current maturities	(2,105)	(776)

Long-term debt, net of current portion	$50,350	$50,942

(1)	ID Bonds and SWMP Construction Loan are subject to floating to fixed interest rate swaps at closing through maturity (see Note 11).

(2)	On September 30, 2008, the credit agreement related to these loans was amended to extend the term conversion date for these loans from September 30, 2008 to December 31, 2008 and to adjust the principal payment amounts and due dates. The maturity dates of the loans was not effected by the amendment.
If certain milestones are not reached by December 31, 2008, the entire principal amount of the Company’s outstanding borrowings under the SWMP Construction Loan and Renegy Term Facility will not convert into term loans and will instead become immediately due and payable.
Note 4. Net Income (Loss) per Share (“EPS”)
Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each reporting period. For the three and nine months ended September 30, 2008, the weighted average number of shares outstanding is based on the actual number of shares outstanding for the period. For the three and nine months ended September 30, 2007 of the Predecessor, the weighted average number of shares outstanding is based on the number of shares of Renegy common stock issued to the Worsley Trust in the Merger Transaction. Diluted EPS includes the effect of dilutive securities assumed to be exercised using the treasury stock method (options and warrants) and the if-converted method (convertible securities). As the potentially dilutive securities were anti-dilutive because net operating losses were incurred for the three and nine months ended September 30, 2008 and for the nine months ended September 30, 2007, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share for each of those periods. For the three months ended September 30, 2007, the Company reported net operating income. However, this period reflects results of operations prior to the Merger Transaction, during which time no potentially dilutive securities had yet been issued. Accordingly, no adjustment to the weighted average shares used in computing diluted EPS was made for that period.

The following table provides descriptions and quantities of potentially dilutive securities which were excluded from the computation of weighted-average shares outstanding (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2008	2007 (A)	2008	2007 (A)

Stock options (1)	705	—	616	—
Warrants (2)	60	—	60	—
Warrants (3)	2,473	—	2,473	—
Convertible securities (4)	500	—	500	—

	3,738	—	3,649	—

(A)	Results of operations for the three and nine months ended September 30, 2007 reflect results of operations prior to consummation of the Merger Transaction; at which point no common share equivalents had yet been assumed or issued.

(1)	Exercise prices ranging from $5.11 to $185.50.

(2)	Warrants issued to a consultant with an exercise price of $6.34.

(3)	Warrants issues to Worsley Trust in connection with Merger Transaction, vesting in three tranches conditioned upon the Company’s acheivement of certain renewable energy-related milestones, at an exercise price of $16.38 per share.

(4)	Convertible note to Worsley (see Note 8); assumes conversion based on $2.00 closing market price of Renegy common stock on September 30, 2008.
Note 5. Stock Based Compensation
Stock based compensation is calculated by estimating the fair value of stock based awards at the measurement date, in accordance with SFAS No. 123(R), “Share-Based Payment,” and is recognized over the requisite service period, which typically equals the vesting period. The fair value of grants with immediate vesting is immediately expensed. The measurement date for stock based awards issued to nonemployees is determined in accordance with Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
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

The following amounts of stock based compensation, net of forfeitures, were recognized as a component of general, administrative and development expenses in the accompanying financial statements (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2008	2007	2008	2007

Stock options	$61	$—	$368	$—
Warrants	15	—	91	—

	$76	$—	$459	$—

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
During 2007, due to declines in lumber prices and increased operating costs, the Predecessor ceased operating its sawmill and began leasing the sawmill facility and equipment to an independent operator. In early 2008, this lease was cancelled. As this event represented a significant adverse change in the extent or manner in which the sawmill asset group was being used, the Company ceased depreciation of the asset group and performed an impairment test in which it determined the carrying value of the sawmill asset group would not be recoverable. Accordingly, the Company adjusted the carrying amount to fair value and recorded a $109,000 impairment charge in cost of wood product operations during the first quarter of 2008.
Note 7. Revenue Concentrations and Major Receivables
Commencing with the generation of test and commercial power from its Snowflake plant in the second quarter of 2008, the Company receives a majority of its revenues in connection with PPAs secured with APS and SRP. The Company expects to receive the majority of its revenues for the foreseeable future from the sale of electrical power in connection with those PPAs.
Two and four customers accounted for approximately 96% and 94% of the Company’s revenues for the three and nine months ended September 30, 2008, respectively. Two and six customers accounted for approximately 65% and 83% of the Predecessor’s revenues for the three and nine months ended September 30, 2007, respectively.
Two customers accounted for 95% of the Company’s trade accounts receivables at September 30, 2008. Two customers accounted for 94% of the Company’s trade accounts receivable at December 31, 2007.
Note 8. Equity Infusion, Convertible Note, and Line of Credit
Equity Infusion
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
Convertible Note
In June and July 2008, Worsley deposited $0.6 million and $0.4 million cash, respectively, in the Company’s general operating bank account to address the possibility of additional project costs in excess of the Project Cap prior to commencement of commercial operations of the Company’s Snowflake plant. Pursuant to a second letter agreement, which is described in Note 13, such funds were determined to exceed those required to cover such overrun amounts. As a result, the Company and Worsley agreed to convert such advances into a convertible note in August 2008. The convertible note, which is subordinated to all other Company secured debt and accrues interest at 10% per annum, will automatically convert if, prior to December 31, 2009 (the “Maturity Date”), the Company obtains at least $5.0 million from the issuance of equity securities of the Company pursuant to a private placement to one or more bona fide third party investors (an “Equity Funding Event”). Upon completion of an Equity Funding Event, the entire principal amount of the convertible debt, together with accrued interest thereon, will be converted as part of such financing into the same type of equity securities issued in the Equity Funding Event and at the same purchase price for such equity securities in the Equity Funding Event. In the event that the Company does not complete an Equity Funding Event prior to December 31, 2008, Worsley will have the right, through the Maturity Date and at his option, to convert the outstanding principal and accrued interest under the convertible note, in whole but not in part, into the Company’s common stock, at a per share conversion price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Capital Market on the date prior to the date of such notice of conversion.

Line of Credit
On March 28, 2008, the Company entered into a credit agreement with Comerica Bank (“Comerica”) providing for a non-revolving credit facility of up to $6.2 million from Comerica (the “Comerica Credit Agreement”). Interest on borrowings under the Comerica Credit Agreement will bear interest at the Prime Rate as publicly announced by Comerica, plus one percentage point, or at our election, at the London Inter-Bank Offered Rate (“LIBOR”), plus 3.75 percentage points. The Comerica Credit Agreement is secured by a deposit of $450,000 (funded during the second quarter of 2008) and a pledge of all of the Company’s assets, other than those assets pledged to CoBank, and by a guarantee from Worsley. The Comerica Credit Agreement also requires that the Company maintain minimum liquidity of $1.0 million, excluding the $450,000 security deposit, either in cash or in the form of readily marketable securities, tested monthly. All outstanding principal and interest under the Comerica Credit Agreement must be repaid by March 31, 2009. As of September 30, 2008, the Company has drawn the full $6.2 million on this line.
On November 14, 2008, the Company entered into a modification agreement of the Comerica Credit Agreement providing for the following: (i) interest on borrowings under the Comerica Credit Agreement will bear interest at the one-month LIBOR, adjusted daily, plus 4.25 percentage points, (ii) the minimum liquidity requirement of $1.0 million shall be suspended for the period beginning September 30, 2008 and ending on December 31, 2008, (iii) the Company can utilize up to a maximum of $300,000 of its security deposit for the sole purpose of meeting its payroll obligations, and (iv) the net proceeds of a tax equity transaction must first be used to prepay all outstanding principal and interest on the non-revolving credit facility.
Note 9. Capitalized Interest
Prior to commencement of commercial operations of the Company’s Snowflake plant on June 10, 2008, the Company capitalized interest expense in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants.” The Company capitalized interest expense associated with the construction of the Snowflake plant, net of the associated interest income associated with tax-exempt borrowings under the ID Bonds. Interest rates on loans entered into in association with the financing of the construction of the Snowflake plant were used as the basis for the weighted average interest rate for capitalization of interest expense. The Company’s approximately $39.3 million ID Bonds, approximately $9.3 million construction loan, and approximately $1.5 million term loan carry interest rates of 4.5%, 5.2%, and 7.2%, respectively (ID Bonds and construction loan reflect the floating to fixed interest rate swaps as described in Note 11). The resulting weighted average interest rate used in calculating capitalized interest was approximately 4.7% during the periods subject to capitalization in 2008 and approximately 4.7% during the three and nine months ended September 30, 2007.
Interest income associated with tax-exempt borrowings was approximately $6,000 for the nine months ended September 30, 2008. Interest income of the Predecessor associated with tax-exempt borrowings was approximately $417,000 and $927,000 for the three and nine months ended September 30, 2007, respectively.

The following table summarizes project interest costs incurred and capitalized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Project interest costs incurred	$644	$558	$1,929	$1,558

Project interest costs capitalized	$—	$417	$1,132	$927

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
The following tables present the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs in the valuation of each asset and liability (in thousands):

Fair Value Measurements
at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities (1)	$—	$—	$—	$—

	$—	$—	$—	$—

Liabilities
Derivative instruments (2)	$3,477	$—	$3,477	$—

	$3,477	$—	$3,477	$—

		Fair Value Measurements
		at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2007	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities (1)	$5,991	$—	$5,991	$—

	$5,991	$—	$5,991	$—

Liabilities
Derivative instruments (2)	$4,602	$—	$4,602	$—

	$4,602	$—	$4,602	$—

(1)	The fair values of the Company’s available-for-sale securities are based on broker-dealer quotations. During the three months ended March 31, 2008, all of the Company’s available-for-sale securities matured or were liquidated and the proceeds were invested in cash equivalents.

(2)	The fair values of the Company’s derivative instruments are based on the discounted expected future cash flows of the interest rate swaps based on LIBOR yield curves at the reporting date.
Note 11. Derivative Financial Instruments
The Company records derivative financial instruments at fair value in accordance with SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” and its amendments in SFAS Nos. 137 and 149, and per the guidance set forth in SFAS 157 as discussed in Note 10. SFAS 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In addition, an entity may elect to apply special hedge accounting if certain conditions are met. The effective portion of changes in the fair value of a derivative instrument designated and qualifying as a cash flow hedging instrument (a “cash flow hedge”) is reported as a component of other comprehensive income. The ineffective portion of changes in the fair value of cash flow hedges is recognized currently in earnings.
As of September 30, 2008, the Company has two interest rate swaps to assist in management of the cost of debt, which are described more fully below. These interest rate swaps do not qualify for accounting treatment as cash flow hedges in accordance with SFAS 133; therefore, any changes in their fair values are recognized in current earnings.

On September 8, 2006, the Predecessor entered into two floating to fixed interest rate swap agreements related to construction project debt associated with the Snowflake plant that economically fixes the interest rate on its ID Bonds and a portion of the SWMP Construction Loan. The fair value of the Company’s interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the swap agreements. The Company’s liability, measured at fair value, related to these swap agreements was $3,477,000 and $4,602,000 as of September 30, 2008 and December 31, 2007, respectively. These swap agreements are summarized as follows:

	SWAP 1	SWAP 2
	(ID Bonds)	(SWMP Construction Loan)

Notional amount at September 30, 2008	$39,250,000	$8,333,000
Notional amount at December 31, 2007	$39,250,000	$6,289,000
Trade date	9/8/2006	9/8/2006
Termination date	1/2/2026	1/2/2014
Benchmark rate hedged	Muni Bond Index Rate (BMA)	3 Month LIBOR
Item description	Designated Bond	Designated Loan
Fixed rate	4.5%	5.2%
Fair value of liability at September 30, 2008	$3,274,000	$203,000
Fair value of liability at December 31, 2007	$4,297,000	$305,000
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
The Company currently operates in only one primary segment focused on acquiring, developing, and operating biomass power generation facilities. As such, no additional segment disclosures are presented related to revenues, profit or loss, or total assets for the three and nine months ended September 30, 2008 and 2007.
Note 13. Commitments and Contingencies
In the discussion which follows, the existing commitments and contingencies are categorized according to their origin (Catalytica, Snowflake Entities, post-merger Renegy). Regardless of origin, all such commitments and contingencies described represent commitments and contingencies of Renegy (Successor).
Catalytica-related
Eaton sale representations and warranties
In connection with the sale of its diesel fuel processing technology and associated assets to Eaton in October 2006, Catalytica agreed to indemnify Eaton, through October 2008, for any breaches of various representations and warranties made by Catalytica to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.
SCR-Tech sale representations and warranties
In connection with the sale of Catalytica’s SCR-Tech subsidiary to CoaLogix Inc. (“CoaLogix”) in November, 2007, Catalytica is subject to customary representations, warranties, covenants, and indemnification provisions whereby Catalytica agrees to indemnify CoaLogix for breaches of the representations, warranties, and covenants as set forth in the Stock Purchase Agreement. Indemnification obligations are limited to $9,600,000 in connection with losses relating to the breach by Catalytica of certain specified indemnity items or to certain liabilities of Catalytica as set forth in the Stock Purchase Agreement and are generally subject to a deductible of $192,000 and a cap of $1,920,000. The representations and warranties survive through February 7, 2009, except for representations and warranties related to environmental laws, which survive through November 7, 2010. In addition, Renegy guarantees payment of any of Catalytica’s indemnification obligations under the Stock Purchase Agreement.

The Company has not recorded any liabilities related to possible breaches of Catalytica-related representations, warranties, covenants or agreements, as the Company believes the likelihood of claim for each to be remote.
Snowflake Entities-related
The Company has a ten-year commitment beginning September 1, 2006, with annual renewal options, to operate the Heber, Arizona, Green Waste site. The Company receives approximately $2,600 per month to operate the site and is able to utilize wood waste materials (at no charge) to produce wood chips that will be burned in the power generation process.
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
On August 13, 2008, the Company entered into a Second Letter Agreement (the “Second Letter Agreement”) with Worsley to finalize all amounts owed under the Overrun Guaranty, as the Snowflake Plant had commenced commercial operations as of June 10, 2008 as such term is defined in the Overrun Guaranty. The Special Committee and Worsley agreed that Worsley’s obligation to pay for the remaining project cost overruns incurred prior to the commencement of commercial operations would be satisfied by the $5.0 million deposited by Worsley to the Company in March 2008 and funding by Worsley of the debt service reserve (as defined in the CoBank debt agreements, the “DSR”) requirements in the amount of approximately $2.8 million prior to the CoBank term conversion date, which is expected to occur on or before December 31, 2008, through the direct deposit of funds or a letter of credit. In addition, the parties agreed that Worsley would be released from his obligation with respect to the DSR to the extent the Snowflake plant operates in excess of certain output parameters. Specifically, Worsley’s obligation to fund the DSR would be reduced monthly in an amount equal to 70% of the revenue on daily output in excess of 576 megawatt-hours (“MWh”).
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

Catalyst Paper Dispute
The Company has contracted the services of Catalyst Paper (“Catalyst”), the successor entity to Abitibi Consolidated, to operate its Snowflake plant whereby Catalyst provides certain personnel, operates and maintains the power plant, and performs certain other functions as defined in the contract. From May through September, 2008, Catalyst submitted invoices to the Company, portions of which the Company believes are outside the terms of the contract. In October 2008, the Company submitted a formal letter of dispute to Catalyst which described the nature of the disputed items and reasons why the Company believes them to be outside the terms of the contract. The total amount of the items being disputed is approximately $321,000. Per SFAS No. 5, “Accounting for Contingencies,” an estimated loss from a loss contingency shall be accrued by a charge to income if (i) it is probable a liability had been incurred, and (ii) the loss can be reasonably estimated. As the Company does not believe it is probable a liability had been incurred, no charge was accrued for the three and nine months ended September 30, 2008. The Company anticipates resolution of this matter with Catalyst during the fourth quarter of 2008.
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
Note 15. Subsequent Events
In a meeting of the Board of Directors held on October 1, 2008, the members of the Board agreed to accept payment for third quarter board retainer and committee fees in the form of restricted stock in lieu of cash payment. Payment for third quarter services is to be based on the closing market price of the Company’s common stock on October 1, 2008 ($2.00 per share), vesting in full on December 31, 2008, subject to each respective member’s continued service on the Board through that date. In addition, the members agreed to payment for fourth quarter retainer and committee fees in the form of restricted stock in the following amounts: (i) fourth quarter retainer — 3,750 shares per member, (ii) 5,000 additional shares for Lead Director services, (iii) 1,250 shares for the chairperson of each committee meeting held, and (iv) 750 shares for each non-chairperson member in attendance at each committee meeting. Any restricted stock issued in the fourth quarter will vest in full on December 31, 2008, subject to the recipients’ continued service on the Board through that date.
On October 1, 2008, the Company and Mr. Worsley entered into a Letter Agreement which provides that 50% of Mr. Worsley’s base salary to be earned for the fourth quarter will be payable in restricted stock instead of cash. Accordingly, Mr. Worsley’s base salary, which is currently $400,000 on an annual basis, will be payable as follows for the fourth quarter: (i) $50,000 will be payable in cash in accordance with normal payroll practices, and (ii) $50,000 will be payable in the form of 25,000 shares of the Company’s restricted stock (based on the $2.00 closing price of the Company’s common shares on October 1, 2008), vesting in full on December 31, 2008, subject to Mr. Worsley’s continued employment with the Company.
On November 14, 2008, the Company entered into a modification agreement of the Comerica Credit Agreement providing for the following: (i) interest on borrowings under the Comerica Credit Agreement will bear interest at the one-month LIBOR, adjusted daily, plus 4.25 percentage points, (ii) the minimum liquidity requirement of $1.0 million shall be suspended for the period beginning September 30, 2008 and ending on December 31, 2008, (iii) the Company can utilize up to a maximum of $300,000 of its security deposit for the sole purpose of meeting its payroll obligations, and (iv) the net proceeds of a tax equity transaction must first be used to prepay all outstanding principal and interest on the non-revolving credit facility.

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
Basis of Presentation
The following discussion and analysis of financial condition and results of operations covers periods prior to the consummation of the Merger Transaction (as defined herein) and periods subsequent to the consummation of the Merger Transaction. Information presented for the three and nine months ended September 30, 2008 is based on the unaudited financial statements of the Company (as defined herein). Information presented for the three and nine months ended September 30, 2007 is based on the unaudited financial statements of the Snowflake entities (as defined herein).
Introduction
Renegy is a renewable energy company focused on acquiring, developing and operating a growing portfolio of biomass to electricity power generation facilities to address an increasing demand for economical power relying on alternative energy sources. We seek to grow our portfolio of renewable energy assets through the acquisition of existing biomass to electricity facilities (both operating and idle), in addition to the development, construction and operation of new biomass facilities. Other business activities include an established fuel aggregation and wood products business, which harvests, collects and transports forest thinning and woody waste biomass fuel to our power plants, and which sells logs, shaved wood products and other high value wood by-products to provide additional value to our primary business operations.

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
Overview
Our first project is a 24 megawatt (“MW”) biomass plant near Snowflake, Arizona (the “Snowflake plant”). This biomass facility, which began generating and selling commercial power during the second quarter of 2008, has 15- and 20-year power purchase agreements (“PPAs”) in place with Arizona Public Service Co. (“APS”) and Salt River Project (“SRP”), respectively, Arizona’s two largest electric utility companies. The PPAs provide that all of the power generated over the respective term is pre-sold for the length of each respective PPA.
In November 2007, we acquired an idle 13 MW biomass plant in Susanville, California with the intention of refurbishing and restarting it. Because we will be required to apply for new air permits for the plant, we may not refurbish and restart the plant until early 2010. This timing continues to be subject to the prospects and timing associated with securing the financing necessary to refurbish the plant, obtaining any required construction, operation and environmental permits, identifying and securing necessary fuel sources at a cost-effective rate, entering into a PPA for the power output of the plant, and other activities necessary to restart and operate the plant.
We have signed letters of intent for the acquisition of two additional biomass facilities; one related to an operating 20 MW facility in Loyalton, California and another related to an idle 18 MW facility in Ione, California. Although the formal letter of intent related to the Ione opportunity has expired, we remain engaged in negotiations to acquire both biomass facilities, subject to Renegy’s completion of final due diligence, entering into definitive purchase agreements for the plants, securing necessary financing, and certain other closing conditions.
As of the date of this filing, we believe our available cash and cash equivalents, our restricted cash balances, the funding by Worsley of the DSR pursuant to the Second Letter Agreement, and cash generated by our Snowflake operations are not sufficient to complete the Susanville plant or either acquisition or to fund our operations as currently conducted. We are aggressively seeking third party debt and equity financing and are negotiating a potential sale of the Company. Additionally, we are negotiating a potential transaction to monetize production tax credits and other tax attributes of our Snowflake plant. If we are unable to secure additional financing from Worsley or third parties in the very near future, or otherwise extend the Company’s cash resources, we would be forced to cease operations. See Liquidity and Capital Resources for further discussion.

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
Our critical accounting policies and estimates are disclosed in our December 31, 2007 Annual Report on Form 10-KSB. There have not been any material changes to the critical accounting policies and estimates disclosed in the aforementioned Form 10-KSB during the nine months ended September 30, 2008, except as follows:
Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company’s Snowflake plant began generating test and commercial power during the second quarter of 2008. As anticipated during this startup phase, the plant experienced intermittent outages during the second and third quarters. The Company’s ability to recover its investment in the Snowflake plant is dependent on materialization of future cash flows generated from operation of the plant. If unplanned outages were to occur in the future, the Company may need to revise future cash flow estimates regarding the plant operations, which could lead to an impairment charge if the projected cash flows are less than the carrying value of the plant. As of September 30, 2008, the Company does not believe an impairment has occurred, has not performed an impairment test, nor has it established an impairment reserve.

Results of Operations
The following table presents the results of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Revenues
Power generation	$3,179	$—	$3,179	$4,100	$—	$4,100
Wood product and other	140	217	(77)	676	997	(321)

Total revenues	3,319	217	3,102	4,776	997	3,779

Costs and expenses:
Plant operating expenses	3,917	—	3,917	5,716	—	5,716
Cost of wood product operations	244	(1,984)	2,228	2,064	3,311	(1,247)
General, administrative and development	2,787	337	2,450	8,698	814	7,884
Loss (gain) on sale or disposal of assets	—	(2)	2	(157)	87	(244)

Total costs and expenses	6,948	(1,649)	8,597	16,321	4,212	12,109

Operating income (loss )	(3,629)	1,866	(5,495)	(11,545)	(3,215)	(8,330)

Interest income	17	141	(124)	162	670	(508)
Other income	—	—	—	19	—	19
Interest expense	(898)	(155)	(743)	(948)	(662)	(286)
Other expense	(63)	(36)	(27)	(264)	(110)	(154)
Debt commitment fees	(265)	(319)	54	(791)	(890)	99
Change in fair value of derivative instruments	106	(1,201)	1,307	1,125	588	537

Net income (loss)	$(4,732)	$296	$(5,028)	$(12,242)	$(3,619)	$(8,623)

Comparison of the three and nine month periods ended September 30, 2008 and 2007
Revenues. The Snowflake plant began generating revenues related to the production of test power in April 2008, then, in June 2008, commenced commercial operations in connection with our APS and SRP power purchase agreements. Wood product and other revenues primarily resulted from the sale of wood related products and from forest thinning services.
Total revenues increased by $3,102,000 to $3,319,000 for the three months ended September 30, 2008, as compared to $217,000 for the three months ended September 30, 2007. This increase was primarily attributable to power generation revenues and wood shavings sales, partially offset by a decrease in sales of lumber and mulch. Power generation revenues, which began in connection with commencement of operations at the Snowflake plant during the second quarter of 2008, resulted in the recognition of $3,179,000 from the generation of commercial power. Sales of pine shavings materials increased by $90,000 as our wood shavings operations did not begin until late November 2007. Lumber sales decreased by $62,000 due to closure of our sawmill operations. Mulch sales declined by $109,000 due to redirection of resources toward preparation and delivery of fuel for operation of our Snowflake plant.
During the three months ended September 30, 2008, two customers accounted for 96% of our revenues. During the three months ended September 30, 2007, two customers accounted for 65% of our revenues.

Total revenues increased by $3,779,000, or 379%, to $4,776,000 for the nine months ended September 30, 2008, as compared to $997,000 for the nine months ended September 30, 2007. This increase was primarily attributable to power generation revenues and wood shavings sales, partially offset by declines in lumber and mulch sales and forest thinning services. Power generation revenues, which began in connection with commencement of operations at the Snowflake plant during the second quarter of 2008, resulted in the recognition of $4,100,000 from the generation of test and commercial power. Sales of pine shavings materials increased by $456,000 as our wood shavings operations did not begin until late November 2007. Lumber sales decreased by $316,000 due to the cessation of lumber production at our saw-mill in early 2007. Lumber sales of approximately $323,000 during the first nine months of 2007 resulted from sales of existing inventory. Lumber sales of approximately $7,000 during the first nine months of 2008 are reflective of a nearly depleted lumber inventory. Revenues derived from forest thinning services decreased by $324,000, due to our inability to gain access to the forests due to weather conditions during the first quarter of 2008, a decline in subsidized versus non-subsidized thinning projects, and a reduction in biomass fuel aggregation efforts in 2008. Mulch sales decreased by $132,000 due to redirection of resources toward preparation and delivery of fuel for operation of our Snowflake plant.
During the nine months ended September 30, 2008, four customers accounted for 91% of our revenues. During the nine months ended September 30, 2007, six customers accounted for 83% of our revenues.
We believe the substantial majority of our 2008 revenues will be derived from the delivery of electric power from our Snowflake plant pursuant to power purchase agreements with APS and SRP. We believe 2008 total revenues will range between $8.0 million and $9.0 million, including approximately $1.0 million of revenues from our wood product operations, driven primarily by our wood shavings business. However, our revenue expectations are subject to significant uncertainty, as they are heavily dependent upon the ongoing commercial operations of our Snowflake plant.
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
Plant operating expenses increased by $3,917,000 and $5,716,000 for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, respectively. The Snowflake plant began delivering test and commercial power during the second quarter of 2008. Accordingly, all costs incurred during 2008 represent an increase as compared to 2007. Expenses incurred during the first quarter of 2008 were not material and were classified as cost of wood product operations in the first quarter presentation.
Plant operating expenses reported for the nine months ended September 30, 2008 are not necessarily indicative of expenses projected for the full year, as those expenses reflect costs incurred for only two quarters, or a portion thereof. In addition, certain plant operating costs incurred during the second and third quarters may not be indicative of normal quarters due to the nature of power plant start-up inefficiencies.
Cost of Wood Product Operations. Cost of wood product operations includes costs related to wood products revenues and principally consists of the cost of wood shavings sold. In addition, those costs include labor and fringe benefits, utilities, supplies, repairs and maintenance, and depreciation which are expensed as period charges in periods for which there is no shavings production.
Cost of wood product operations increased by $2,228,000 to $244,000 for the three months ended September 30, 2008 as compared to a negative $1,984,000 for the three months ended September 30, 2007. The credit for the three months ended September 30, 2007 is primarily due to an insurance reimbursement received during the third quarter of 2007 related to a fire loss claim. During the second quarter of 2007, the wood chip piles located adjacent to the Snowflake plant site caught fire, resulting in a loss of approximately $3.3 million. During the third quarter of 2007, an approximately $3.0 million insurance reimbursement was recorded as a reduction of cost of wood product operations. No such fire losses or insurance reimbursements occurred during 2008. Non-capitalized fuel aggregation expenses decreased by $946,000. During 2007, we accounted for biomass fuel as inventories, and in accordance with SFAS No. 151, “Inventory Costs,” abnormal costs related to inefficiencies in inventory procurement and aggregation were recognized as current period charges. Beginning in the second quarter of 2008, biomass fuel aggregation expenses are capitalized as biomass fuel and are no longer classified as inventories. Accordingly, no biomass fuel aggregation expenses were recognized as current period charges in the third quarter of 2008. Costs related to sales of wood shavings increased by $182,000 due to the startup of wood shavings operations in late November 2007.

Cost of wood product operations decreased by $1,247,000, or 38%, to $2,064,000 for the nine months ended September 30, 2008 as compared to $3,311,000 for the nine months ended September 30, 2007. This decrease was primarily due to decreases in non-capitalized biomass fuel aggregation expenses and the net fire losses incurred, partially offset by increases in cost of shavings materials sold. Non-capitalized fuel aggregation expenses decreased by $1,594,000, for the same reasons as noted above in the comparison of the three months ended September 30, 2008 to the same period in 2007. Expenses related to fire losses, net of insurance reimbursement, decreased by $368,000. Costs related to sales of wood shavings increased by $652,000 due to the startup of wood shavings operations in late November 2007.
We believe 2008 cost of wood product operations will be lower than 2007, primarily due to the capitalization of biomass fuel aggregation costs for the majority of 2008.
General, Administrative and Development (“GA&D”) Expenses. GA&D includes wages and related benefits, stock compensation, facilities and equipment rent, utilities, insurance, consulting and professional services, legal, and accounting and auditing services. For the first nine months of 2007, GA&D included expenses incurred by the Snowflake entities. For the first nine months of 2008, GA&D reflects the combined expenses incurred by the Snowflake entities and Catalytica following consummation of the Merger Transaction.
GA&D increased by $2,450,000 to $2,787,000 for the three months ended September 30, 2008 as compared to $337,000 for the three months ended September 30, 2007. The increase was primarily due to a $2,043,000 increase in various expenses resulting from the combination of the Snowflake entities and Catalytica, reflecting incremental corporate administrative and management expenses, including $498,000 in professional services and $360,000 in legal expenses associated with investment banking and investor relations activities and other consultants assisting us with exploring financing opportunities and evaluating prospects for our growth strategy, in addition to work performed in various contract negotiations, corporate compliance, and Snowflake plant construction cost overrun issues related to the Merger Transaction. Stock compensation expense increased by $76,000 due to the issuance of incentive plan options and warrants to an outside consultant. We also incurred a $250,000 charge resulting from the write-off of deposits made in connection with our letter of intent to purchase the Ione, California biomass facility as the exclusivity provisions related to the letter of intent expired during the third quarter of 2008. In addition, rent expense increased by $90,000 related to the Susanville land lease entered into during February 2008.
GA&D increased by $7,884,000 to $8,698,000 for the nine months ended September 30, 2008 as compared to $814,000 for the nine months ended September 30, 2007. The increase was primarily due to a $6,473,000 increase in various expenses resulting from the combination of the Snowflake entities and Catalytica, reflecting incremental corporate administrative and management expenses, including $1,094,000 in professional services, $1,223,000 in legal expenses, and $339,000 in accounting and audit fees attributable to expenses incurred for investment banking and investor relations activities and other consultants assisting us with exploring financing opportunities and evaluating prospects for our growth strategy and fuel studies conducted jointly with a local university; in addition to work performed in various contract negotiations, corporate compliance, and plant construction cost overrun issues related to the Merger Transaction. Additionally, we incurred $281,000 in payroll-related expenses during the nine months ended September 30, 2008in connection with change of control retention provisions of the Merger Transaction. . Stock compensation expense increased by $459,000 due to the issuance of incentive plan options and warrants to an outside consultant. We also incurred a $250,000 charge resulting from the write-off of deposits made in connection with our letter of intent to purchase the Ione, California biomass facility as the exclusivity provisions related to the letter of intent expired during the third quarter of 2008. Severance expense increased by $182,000 in connection with the termination of an employee during the second quarter. Relocation and recruiting increased by $243,000 primarily due to expenses associated with the employment of our chief operating officer in March 2008. In addition, rent expense increased by $240,000 related to the Susanville land lease entered into in February 2008.
We anticipate we will incur approximately $2.5 million GA&D for the fourth quarter of 2008, excluding any potential restructuring expenses, reflecting significant public company expenses and a high level of development expenses associated with the pursuit of our renewable energy growth strategy.
Loss (Gain) on Sale or Disposal of Assets. Gain on sale or disposal of assets increased by $244,000 for the nine months ended September 20, 2008 as compared to the nine months ended September 30, 2007. During the second quarter of 2007, the wood chip piles adjacent to the Snowflake plant site caught fire resulting in a significant loss of our wood fuel supply and causing damage to certain equipment. During the first quarter of 2008, we received a $160,000 insurance reimbursement related to equipment losses incurred and recorded a gain on sale or disposal of assets. During the nine months ended September 30 2007, certain unrelated assets were disposed at a loss of $87,000.

We do not anticipate any significant sales or disposals of assets that might result in a gain or loss during the remainder of fiscal 2008.
Interest and Other Income. Interest income is generated from money market and short-term investments. Other income consists of other non-operating income which is not material for separate presentation.
Interest income decreased by $124,000 and $508,000 during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, respectively, primarily due to declining cash and investment balances resulting from the funding of our operations and plant construction.
During the first quarter of 2008, all of our short-term investments matured or were liquidated and the proceeds were invested in cash equivalents.
Interest and Other Expense. Interest expense reflects amounts incurred under long-term debt, capital lease, line of credit, and convertible note obligations. Other expense reflects other non-operating expenses, primarily related to amortization of capitalized deferred financing costs incurred in connection with the issuance of project debt financing associated with our Snowflake plant.
Interest expense increased by $743,000 and $286,000 during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, respectively. These increases were due to the following factors: (i) per FAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” interest earned on our restricted cash reduces the amount of interest capitalized. Interest income on cash balances restricted for use in construction of our Snowflake plant declined between periods and, as a result, interest expense associated with construction of our Snowflake plant decreased on a net basis due to increased capitalization, (ii) upon commencement of commercial operations at our Snowflake plant near the end of the second quarter of 2008, capitalization of interest expense incurred in connection with the Snowflake plant construction ceased, (iii) interest expense associated with our Comerica line of credit began near the end of the second quarter of 2008, and (iv) interest expense related to the Worsley convertible note began in the third quarter of 2008.
Effective beginning in the third quarter of 2008, all interest incurred under long-term debt, capital leases and our other credit facilities is expensed in full. We anticipate interest expense to range between $0.7 and $0.9 million for the fourth quarter of 2008.
Change in Fair Value of Derivative Instruments. We have two floating to fixed interest rate swap agreements related to construction project debt that economically fixes the interest rate on our ID Bonds and a portion of our construction loan. These interest rate swaps do not qualify for accounting treatment as cash flow hedges; therefore, changes in their fair values are recognized currently in earnings as a component of other income (expense).
The change in fair value of derivative instruments resulted in charges of $106,000 and $1,125,000 for the three and nine months ended September 30, 2008, respectively, a credit of $1,201,000 for the three months ended September 30, 2007, and a charge of $588,000 for the nine months ended September 30, 2007, respectively, due to changes in market interest rates and the related impact on the fair value of the swap agreements.
Income Taxes. Prior to consummation of the Merger Transaction, the Snowflake entities were limited liability companies each with a single owner, and as such, each entity was disregarded for federal and state income tax purposes. Accordingly, no federal or state income tax benefit was recorded for the three and nine months ended September 30, 2007. Subsequent to consummation of the Merger Transaction, the Company is taxed as a corporation; however, no federal or state income tax benefit was recorded for the three and nine months ended September 30, 2008 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from such losses. We do not believe we will incur any material income taxes in the foreseeable future.

Liquidity and Capital Resources
Our total cash and cash equivalents was approximately $1.9 million at September 30, 2008. Additionally, we had approximately $1.3 million of restricted cash reserved for final payments related to Snowflake plant construction and debt service related to the Snowflake plant, in addition to approximately $0.5 million of restricted cash designated as an interest reserve account in connection with our Comerica line of credit, as of such date. Other balance sheet accounts, such as those included in working capital (i.e. accounts receivable, inventories, trade payables and accrued liabilities), are not considered significant in evaluating our liquidity and capital resources at September 30, 2008.
Our total cash, cash equivalents, restricted cash and short-term investments decreased by $0.7 million during the quarter ended September 30, 2008. This decrease was primarily driven by cash used in operating activities of $4.1 million, capital expenditures of $1.0 million primarily related to Snowflake plant construction, $0.2 million repayments of notes and leases payable; partially offset by $4.2 million drawn on our line of credit, and proceeds from the issuance of $0.4 million convertible debt to Worsley pursuant to the second letter agreement as described below.
Pursuant to a sponsor guaranty, dated September 1, 2006 between R. Worsley and C. Worsley and CoBank ACB, R. Worsley and C. Worsley guaranteed the payment of all project costs in excess of the project cost budget of approximately $67.3 million (the “Project Cap”), as defined in the credit agreement dated September 1, 2006, as amended, by and among the Snowflake entities and CoBank ACB (“CoBank”). Pursuant to the Contribution and Merger Agreement, we agreed to pay up to $2.0 million of project costs in excess of the Project Cap. Further, pursuant to an Overrun Guaranty dated May 8, 2007 (the “Overrun Guaranty”), the Worsleys agreed to pay to us the amount by which project costs exceed the sum of the Project Cap and $2.0 million in sufficient time for us to be able to pay such excess project costs. A committee of independent directors (the “Special Committee”), acting on behalf of us, has the authority to enforce the Worsley’s obligations under the Overrun Guaranty.
In February 2008, we entered into a Letter Agreement (the “Letter Agreement”) with Worsley, under which we will be responsible for the payment of an additional $6.0 million of project costs beyond the Project Cap and the $2.0 million already payable by us as described above. The Letter Agreement provides we will have no obligation to pay for any project costs beyond the $2.0 million previously agreed to and the $6.0 million described in this paragraph. In connection with the Letter Agreement, Worsley deposited $5.0 million cash in our general operating bank account in March 2008.
In March 2008, we entered into a credit agreement with Comerica Bank (“Comerica”) providing for a non-revolving credit facility of up to $6.2 million from Comerica (the “Comerica Credit Agreement”). Interest on borrowings under the Comerica Credit Agreement will bear interest at the Prime Rate as publicly announced by Comerica, plus one percentage point, or at our election, at the applicable London Inter-Bank Offered Rate (“LIBOR”), plus 3.75 percentage points. The Comerica Credit Agreement is secured by a deposit of $450,000 (funded during the second quarter of 2008 and classified as restricted cash) and a pledge of all of our assets, other than those assets pledged to CoBank, and by a guarantee from Worsley. The Comerica Credit Agreement also requires that we maintain minimum liquidity of $1.0 million, excluding the $450,000 security deposit, either in cash or in the form of readily marketable securities, tested monthly. All outstanding principal and interest under the Comerica Credit Agreement must be repaid by March 31, 2009. As of September 30, 2008, we have drawn $6.2 million on this line.
On November 14, 2008, the Company entered into a modification agreement of the Comerica Credit Agreement providing for the following: (i) interest on borrowings under the Comerica Credit Agreement will bear interest at the one-month LIBOR, adjusted daily, plus 4.25 percentage points, (ii) the minimum liquidity requirement of $1.0 million shall be suspended for the period beginning September 30, 2008 and ending on December 31, 2008, (iii) the Company can utilize up to a maximum of $300,000 of its security deposit for the sole purpose of meeting its payroll obligations, and (iv) the net proceeds of a tax equity transaction must first be used to prepay all outstanding principal and interest on the non-revolving credit facility.
In August 2008, we entered into a Second Letter Agreement (the “Second Letter Agreement”) with Worsley, to finalize all amounts owed under the Overrun Guaranty, as the Snowflake Plant had commenced commercial operations as of June 10, 2008 as such term is defined in the Overrun Guaranty. The Special Committee and Worsley agreed that Worsley’s obligation to pay for the remaining project cost overruns incurred prior to the commencement of commercial operations would be satisfied by the $5.0 million deposited by Worsley to the Company in March 2008 and funding by Worsley of the debt service reserve (as defined in the CoBank debt agreements, the “DSR”) requirements in the amount of approximately $2.8 million prior to the CoBank term conversion date, which is expected to occur on or before December 31, 2008.

In addition, in light of potential overrun expenditures resulting in improvements to the operation of the Snowflake plant, the parties agreed that Worsley would be released from his obligation with respect to the DSR to the extent the Snowflake plant operates in excess of certain output parameters. Specifically, Worsley’s obligation to fund the DSR would be reduced monthly in an amount equal to 70% of the revenue on daily output in excess of 576 megawatt-hours (“MWh”). In addition, the parties agreed pursuant to the Second Letter Agreement that the $0.6 million and $0.4 million deposited by Worsley to the Company in June and July 2008, respectively, to address the possibility of additional overruns incurred prior to commencement of commercial operations, would be converted to a convertible note issued to Worsley, since these funds were determined to exceed those required to cover such overrun amounts. The convertible note, which is subordinated to all other Company secured debt and accrues interest at 10% per annum, will automatically convert if, prior to December 31, 2009 (the “Maturity Date”), the Company obtains at least $5.0 million of equity financing pursuant to the issuance of equity securities of the Company pursuant to a private placement to one or more bona fide third party investors (an “Equity Funding Event”). Upon completion of the Equity Funding Event, the entire principal amount of the convertible debt, together with accrued interest thereon, will be converted as part of such financing into the same type of equity securities issued in the Equity Funding Event and at the same purchase price for such equity securities in the Equity Funding Event. In the event that the Company does complete an Equity Funding Event prior to December 31, 2008, Worsley will then have the right, at his option through the Maturity Date, to convert the outstanding principal and accrued interest under the convertible note, in whole but not in part, into the Company’s common stock, at a per share conversion price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Capital Market on the date prior to the date of such notice of conversion.
Pursuant to the Second Letter Agreement, Worsley committed to use commercially reasonable efforts to provide the Company up to $4.0 million under the same terms as the convertible debt described above to fund operations for the remainder of 2008. Disruptions in the capital and credit markets experienced during 2008 have adversely affected our ability to raise equity capital or borrow money from banks or other potential lenders, as well as Mr. Worsley’s ability to borrow money from banks to support his efforts to fund the Company’s liquidity requirements. Based in significant part on Worsley’s guarantee and his personal credit, on November 14, 2008, Comerica agreed to suspend our $1.0 million liquidity covenant through December 31, 2008 and allow the Company to utilize up to a maximum of $300,000 of its security deposit under its line of credit for the sole purpose of meeting payroll obligations (see above for further details). However, even with commercially reasonable efforts, there can be no assurance that any additional funding from Worsley or any further credit accommodations from Comerica will be forthcoming.
We began generating test and commercial power from our Snowflake plant during the second quarter of 2008 and generated approximately $0.9 million and $3.2 million in revenues from related electricity sales during the second and third quarters, respectively. We anticipate generating positive cash flow from the operation of the Snowflake plant, in the range of $2 million to $3 million during the first full year of operation, excluding costs to stabilize such operations. However, such cash flow will not be sufficient to cover our corporate overhead, including the business development costs of seeking to acquire and/or develop additional power plants, and other operating expenses, including our fuel aggregation and wood products business and various lease and financing obligations for property, plant and equipment (collectively, our “corporate overhead”). Our minimum long-term debt and lease principal payments for the next twelve months are expected to total approximately $2.1 million. We anticipate we will incur approximately $3.6 million in interest and other financing costs related to those credit facilities during the next twelve months. In addition, $6.2 million borrowed under our Comerica line of credit is due for repayment on March 31, 2009, and $1.0 million convertible debt due to Worsley is payable on December 31, 2009. We will not generate positive cash flow on a consolidated basis until we acquire or develop additional power plants to allow us to cover our corporate overhead costs. Further, if the costs to operate the Snowflake plant or costs to stabilize operations are higher than anticipated, or if power production from the plant is lower than anticipated, we will have reduced cash flow from the operation of the plant. It is possible that the plant could generate negative cash flow during various periods, in which case we would be required to fund such negative cash flow.
We believe our available cash and cash equivalents at September 30, 2008, our restricted cash balances, the funding by Worsley of the DSR pursuant to the Second Letter Agreement, and cash generated by our Snowflake operations are not sufficient to fund our operations as currently conducted. We are aggressively seeking third party debt and equity financing and are negotiating a potential sale of the Company. Additionally, we are negotiating a potential transaction to monetize production tax credits and other tax attributes of our Snowflake plant. The nature and amount of any financing or the use of any capital to fund our current operating requirements and future growth strategy cannot be predicted and will depend on the terms and conditions of any particular transaction. We cannot anticipate the terms of any such financing or sale transaction. Furthermore, no assurance can be given that we will be able to secure additional financing on acceptable terms, or at all, or that a sale of the Company will occur. If we are unable to secure additional financing from Worsley or third parties in the very near future, or otherwise extend the Company’s cash resources, we would be forced to cease operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Renegy is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Although we may be subject to routine litigation that is incidental to our business from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.
Item 1A. RISK FACTORS
Renegy is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item. Nonetheless, in addition to the other information set forth in this report, you should carefully consider the risk factors set forth within Part 1, “Item 1. Description of Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially and adversely affect the value of our business, financial condition or future operating results. These risk factors may not be exhaustive, and new risks emerge from time to time. There have not been any material changes to the risk factors disclosed in the above-mentioned Form 10-KSB during the nine months ended September 30, 2008, except as follows:
We may not be able to raise the additional capital we need on favorable terms, or at all.
Renegy has gone through tremendous efforts to raise capital through debt or equity financing since consummation of the Merger Transaction. To-date, we have been unsuccessful in raising the capital necessary to execute our growth strategy. Cash flows from the operation of the Snowflake plant are not sufficient to cover our corporate overhead, including the business development costs of seeking to acquire and/or develop additional power plants, and other operating expenses. We will not generate positive cash flow on a consolidated basis until we acquire or develop additional power plants to allow us to cover those expenses. If we are unable to secure additional financing from Worsley or third parties in the very near future, or otherwise extend the Company’s cash resources, we would be forced to cease operations.
We may be unable to complete our assessment of the effectiveness of our internal controls over financial reporting in a timely manner.
Effective internal controls are necessary for us to provide reliable financial reports and to effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under currently published SEC rules, beginning with our fiscal year ended December 31, 2008, we will be required to perform an assessment of the effectiveness of our internal control over financial reporting and publicly disclose the assessment in our Annual Report on Form 10-K. We may be unable to complete our evaluation, enhancement and assessment of internal control over financial reporting, comply with all of our reporting obligations and successfully complete the procedures and certification requirements of Section 404 by the time that we are required to file our Annual Report on Form 10-K. In such event, we may not then be current in our SEC filings.
We may reverse-split and/or deregister our common stock which could negatively impact the market price of our common stock, availability of public information regarding our Company, and the ability to trade our common stock.
In light of internal control and other public company requirements, as well as public company costs, we may consider taking action to deregister our common stock under the Securities Exchange Act of 1934. We may consider this alternative in order to enhance our operating resources by reducing public company costs, such as the costs of maintaining internal controls and procedures and complying with the provisions of Section 404. In order to deregister our common stock, we would need to reduce our total number of stockholders to less than 300. To accomplish this, we would likely need to perform a reverse stock-split. Further, we would need to utilize cash to purchase partial shares resulting from the reverse stock-split. If we reverse-split and/or deregister our common stock, there may be an adverse effect on the market price of our common stock and there will likely be less information about us available to shareholders than is currently contained in the periodic reports that we file pursuant to the Exchange Act. The deregistration of our common stock would result in our common stock no longer being eligible for quotation on the Nasdaq Capital Market, although we expect our common stock would continue to be traded over the counter and quoted on the Pink Sheets quotation service.

If the national and worldwide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect our businesses, including the availability and cost of short-term funds for liquidity requirements, our ability to meet long-term commitments; each of which could adversely affect our results of operations, cash flows, and financial condition.
Our growth strategy depends upon the capital markets to meet our capital requirements to expand our operations, and our business operations rely in part on the capital markets to meet our financial commitments and short-term liquidity requirements if funds are not available from our operations. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to borrow money from banks or other potential lenders. Our access to funds under any potential credit facility will depend on the ability of financial institutions or other lenders to commit to lend funds to us. In the event we enter into credit facilities with financial institutions or other lenders, those parties may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity, or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June and July 2008, Robert M. Worsley, the Company’s Chief Executive Officer, deposited $0.6 million and $0.4 million cash, respectively, in the Company’s general operating bank account to pay for potential project costs overruns related to the Snowflake power plant that he had guaranteed pursuant to certain agreements with the Company. Such funds were subsequently determined to exceed those required to cover such overrun amounts. As a result, the Company and Mr. Worsley agreed to convert such advances into a convertible note issued to Mr. Worsley on August 13, 2008. The convertible note, which is subordinated to all other Company secured debt and accrues interest at 10% per annum, will automatically convert if, prior to December 31, 2009 (the “Maturity Date”), the Company obtains at least $5.0 million from the issuance of equity securities of the Company pursuant to a private placement to one or more bona fide third party investors (an “Equity Funding Event”). Upon completion of an Equity Funding Event, the entire principal amount of the convertible debt, together with accrued interest thereon, will be converted as part of such financing into the same type of equity securities issued in the Equity Funding Event and at the same purchase price for such equity securities in the Equity Funding Event. In the event that the Company does not complete an Equity Funding Event prior to December 31, 2008, Worsley will have the right, through the Maturity Date and at his option, to convert the outstanding principal and accrued interest under the convertible note, in whole but not in part, into the Company’s common stock at a per share conversion price equal to the closing price of the Company’s common stock as quoted on the Nasdaq Capital Market on the date prior to the date of such notice of conversion.
The issuance of the convertible note to Mr. Worsley was exempt from registration based on Section 4(2) of the Securities Act of 1933, as amended. The issuance involved only Mr. Worsley, who has significant knowledge of the Company and acquired the security without a view toward public distribution thereof.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 25, 2008, at the Company’s 2008 Annual Meeting of Stockholders, a quorum of stockholders of the Company approved the following proposals: (1) the election of one Class I Director to serve a three-year term, and (2) to approve the amended and restated 2007 Equity Incentive Plan.
The Company’s Board of Directors currently consists of seven directorships, of which two are currently vacant. In accordance with the Company’s Certificate of Incorporation, the Board is divided into three classes, with each director serving a three-year term, or until his or her successor has been duly appointed or elected and qualified, and with one class being elected at each year’s Annual Meeting. There is currently one vacancy in each of the Class I and Class II classes.
The Class I directors consists of two directors. Richard A. Abdoo was elected during this year’s Annual Meeting. The other Class I directorship is currently vacant. The Directors whose terms of office continued after the meeting were William B. Ellis, Ricardo B. Levy, Susan F. Tierney, and Robert M. Worsley.

The proposals described above were voted on at the Annual Meeting, and the number of votes cast with respect to each proposal is summarized as follows:
Proposal No. 1 — Election of Director

Nominee	For	Withheld

Richard A. Abdoo	5,390,555	50,891
Proposal No. 2 — Approval of Amended and Restated 2007 Equity Incentive Plan

			Broker
For	Against	Abstain	Non-Votes

4,640,178	273,021	37,386	490,861
Item 5. OTHER INFORMATION
First Modification to Credit Agreement
On November 14, 2008, the Company entered into a first modification to its credit agreement (the “First Modification”) with Comerica Bank (“Comerica”), Robert M. Worsley, Christi M. Worsley, the Robert M. and Christ M. Worsley Revocable Trust, NZ Legacy, LLC (“NZ Legacy”), and New Mexico & Arizona Land Company (“NMAL”), LLC to modify certain terms and conditions of the Company’s credit agreement with Comerica entered into March 28, 2008 (the “Credit Agreement”). Among other things, the First Modification includes the following changes to the original terms and conditions of the Credit Agreement: (i) interest on borrowings under the Credit Agreement will bear interest at the one-month LIBOR, adjusted daily, plus 4.25 percentage points, (ii) the minimum liquidity requirement of $1.0 million shall be suspended for the period beginning September 30, 2008 and ending on December 31, 2008, (iii) the Company can utilize up to a maximum of $300,000 of its security deposit for the sole purpose of meeting its payroll obligations, (iv) the net proceeds of a tax equity transaction must first be used to prepay all outstanding principal and interest on the non-revolving credit facility, (v) delivery to Comerica of secured guaranties from NMAL and NZ Legacy, and (vi) delivery of $5,000 to Comerica in consideration for suspension of the minimum liquidity requirement.
The foregoing summary of the First Modification does not purport to be complete and is qualified in its entirety by reference to the First Modification which is attached hereto as Exhibit 10.11 and which is incorporated herein by reference in its entirety.

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

3.1	(4)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(9)	Amended and Restated Bylaws of the Registrant, as of October 1, 2008.
4.1	(4)	Stock Specimen of the Registrant.
4.2	(3)	Registration Rights Agreement dated as of October 1, 2007 between the Registrant and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
4.3	(3)	Common Stock Purchased Warrant issued October 1, 2007 to the Robert M. Worsley and Christi M. Worsley Revocable Trust.
4.4	(5)	Convertible Subordinated Promissory Note issued August 13, 2008 to the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.1	(5)	Second Letter Agreement, dated August 13, 2008, by and between the Registrant, Robert M. Worsley, Christi M. Worsley and the Robert M. Worsley and Christi M. Worsley Revocable Trust.
10.2	* (5)	Employment Agreement dated as of August 14, 2008 between the Registrant and Hugh W. Smith.
10.3	(6)
Seventh Amendment to Credit Agreement by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of August 29, 2008.

10.4	(8)
Eighth Amendment to Credit Agreement by and among Snowflake White Mountain Power, LLC, Renegy, LLC, Renegy Trucking, LLC and CoBank, ACB, as Administrative Agent and Lender, dated as of September 30, 2008.

10.5	* (7)	Amended and Restated 2007 Equity Incentive Plan.
10.6	* **	Amended and Restated Form of Stock Option Agreement.
10.7	* **	Amended and Restated Form of Restricted Stock Unit Agreement.
10.8	* **	Amended and Restated Form of Restricted Stock Agreement.

Exhibit
Number	Notes		Description

10.9	*	(9)	Letter Agreement, dated October 1, 2008, by and between the Registrant and Hugh W. Smith.
10.10	*	(9)	Letter Agreement, dated October 1, 2008, by and between the Registrant and Robert M. Worsley.
10.11	**
First Modification to Credit Agreement, dated November 14, 2008, by and between the Registrant, Robert M. Worsley, Christi M. Worsley, the Robert M. Worsley and Christi M. Worsley Revocable Trust, NZ Legacy, LLC, New Mexico & Arizona Land Company, LLC, and Comerica Bank.

31.1	**		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+	Confidential treatment has been granted for portions of these agreements.

*	Represents management contracts or compensatory plans for executive officers and directors.

**	Filed herewith.

(1)	Incorporated by reference to Annex A to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (file No. 333-144110) filed on August 31, 2007.

(2)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 21, 2007.

(3)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 1, 2007.

(4)	Incorporated by reference to exhibits filed with our Form 10QSB, filed on November 14, 2007.

(5)	Incorporated by reference to exhibits filed with our Form 10-Q, filed on August 14, 2008.

(6)	Incorporated by reference to exhibits filed with our Form 8-K, filed on August 29, 2008.

(7)	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 2, 2008.

(8)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 2, 2008.

(9)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 3, 2008.

RENEGY HOLDINGS, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2008

RENEGY HOLDINGS, INC. (Registrant)
By:	/s/ Robert W. Zack
Robert W. Zack
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

RENEGY HOLDINGS, INC.
EXHIBIT INDEX

Exhibit
Number	Notes	Description

10.6	* **	Amended and Restated Form of Stock Option Agreement.
10.7	* **	Amended and Restated Form of Restricted Stock Unit Agreement.
10.8	* **	Amended and Restated Form of Restricted Stock Agreement.
10.11	**
First Modification to Credit Agreement, dated November 14, 2008, by and between the Registrant, Robert M. Worsley, Christi M. Worsley, the Robert M. Worsley and Christi M. Worsley Revocable Trust, NZ Legacy, LLC, New Mexico & Arizona Land Company, LLC, and Comerica Bank.

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